Form 10QSB
period 1996-03-31
FIRST CHESAPEAKE FINANCIAL CORP
filed 1996-06-07
CIK 899164

UNITED STATES
			  SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996


Commission File Number 0-21912


                        First Chesapeake Financial Corporation
               (Exact name of registrant as specified in its charter)

                    Virginia                                54-1624428
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)                 Identification No.)

                          9100 Arboretum Parkway, Suite 160
                              Richmond, Virginia 23236
                      (Address of principal executive offices)
                                     (Zip code)

                                  (804)320-0160
                 (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock of registrant outstanding as of May 10, 1996 was 4,621,550 shares.

			First Chesapeake Financial Corporation
                                   and Subsidiaries

                                     Form 10-QSB
                                        Index


PART I. FINANCIAL INFORMATION                                          Page No.

	Item 1.	Financial Statements

                Consolidated Balance Sheets                               3
                at March 31, 1996 (Unaudited)
                and December 31, 1995

                Consolidated Statements of Operations                     4
                Three Months Ended March 31, 1996
                and 1995 (Unaudited)

                Consolidated Statements of Cash Flows                     5
                Three Months Ended March 31, 1996
                and 1995 (Unaudited)

                Notes to Consolidated Financial Statements                6
                (Unaudited)

        Item 2. Management's Discussion and Analysis of Financial         10
                Condition and Results of Operations

PART II.	OTHER INFORMATION

        Item 1. Legal Proceedings                                         13

        Item 2. Changes in Securities                                     13

        Item 3. Defaults Upon Senior Securities                           13

        Item 4. Submission of Matters to a Vote of Security Holders       13

        Item 5. Other Information                                         13

        Item 6. Exhibits and Reports on Form 8-K                          13

SIGNATURES                                                                14

EXHIBIT INDEX                                                             15


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                     March 31,    December 31,
                                                       1996           1995
                                                    ___________   ____________
                                                    (Unaudited)
ASSETS
Cash and cash equivalents                           $ 1,867,660   $ 1,833,216
Receivable from sale of servicing rights                 17,132       196,934
Mortgage loans held for sale                          1,658,414       590,529
Receivable from sale of loans                             -           798,285
Note receivable                                          74,000       109,000
Real estate owned                                         -           298,000
Furniture and equipment                                 477,377       512,572
Organization costs                                       25,848        31,018
Loans to related parties                                100,000         -
Other assets                                            188,700       184,917
                                                    ___________   ___________

TOTAL ASSETS                                        $ 4,409,131   $ 4,554,471
                                                    ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Notes payable                                   $ 1,403,218   $ 1,157,348
    Accounts payable
      Trade                                              52,584        61,145
      Purchased mortgage servicing rights                 2,500         2,500
    Accrued restructuring charges                       113,460       165,149
                                                    ___________   ___________
Total liabilities                                     1,571,762     1,386,142

Stockholders' equity
    Convertible preferred stock; no par value;
        $1 stated value per share; 5,000,000 shares
                authorized; no shares issued  -    -
    Common stock; no par value; 10,000,000 shares
        authorized; 4,621,550 shares issued and
        outstanding                                  10,542,458    10,542,458
    Common stock warrant                                 50,000        50,000
    Deficit                                         ( 7,755,089)  ( 7,424,129)
                                                    ___________   ___________
Total stockholders' equity                            2,837,369     3,168,329
                                                    ___________   ___________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 4,409,131   $ 4,554,471
                                                    ===========   ===========

See accompanying notes to consolidated financial statements.



                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                                 Three Months     Three Months
                                                     Ended            Ended
                                                   March 31,        March 31,
                                                     1996             1995
                                                 ____________     ____________
REVENUES
Mortgage origination                             $      7,539     $    129,331
Servicing fees                                          2,104          105,036
Gain on sales of loans                                 53,798          223,507
Loan administration                                     -               15,612
Interest income                                        44,916          215,352
Interest expense                                  (    24,450)     (   210,147)
Other                                                  11,776           53,984
                                                 ____________     ____________

Total revenues                                         95,683          532,675

OPERATING EXPENSES
Compensation and employee benefits                    198,278          783,932
Professional fees                                      54,302           37,429
Commitment fees                                        17,558            -
Occupancy                                              38,642           79,216
Depreciation and other amortization                    38,083           42,673
Other operating expenses                               79,780          289,961
                                                 ____________     ____________

Total operating expenses                              426,643        1,233,211
                                                 ____________     ____________

NET LOSS                                         $    330,960     $    700,536
                                                 ============     ============

LOSS PER SHARE                                   $       0.07     $       0.15
                                                 ============     ============

See accompanying notes to consolidated financial statements.



                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                 Three Months     Three Months
                                                     Ended            Ended
                                                   March 31,        March 31,
                                                     1996             1995
                                                 ____________     ____________
OPERATING ACTIVITIES



Net loss                                         $(   330,960)    $(   700,536)
Adjustments
    Depreciation and other amortization                38,083           42,673
    Net decrease (increase) in loans held
      for sale                                    ( 1,067,885)      11,734,256
    Decrease in receivable from loan sales            798,285            -
    Loss on sale of fixed assets                          409            -
    Loss on sale of real estate owned                   4,625            -
    Decrease (increase) in other assets           (     3,783)         117,295
    Increase (decrease) in trade accounts
        payable and other liabilities             (     8,561)           9,480
    Accrued restructuring charges, net            (    51,689)           -
                                                 ____________     ____________
Net cash provided (absorbed) by operating
    activities                                    (   621,476)      11,203,168
                                                 ____________     ____________

INVESTING ACTIVITIES
Purchase of furniture and equipment                     1,597      (   117,922)
Proceeds from sale of fixed assets                        276            -
Extensions of credit to related parties           (   100,000)           -
Repayments of notes receivable                         35,000            -
Proceeds from sale of real estate                     293,375            -
Proceeds from sale of servicing, net of
    selling expenses                                  179,802        3,081,220
Other                                                   -          (     6,331)
                                                 ____________     ____________

Net cash provided by investing activities             410,050        2,956,967
                                                 ____________     ____________

FINANCING ACTIVITIES
Repayment of bank loans                           (     1,742)     ( 3,150,000)
Net (decrease) increase in warehouse line
    of credit                                         247,612      (12,252,171)
                                                 ____________     ____________
Net cash provided (absorbed) by financing
    activities                                        245,870      (15,402,171)
                                                 ____________     ____________

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                        34,444      ( 1,242,036)
Cash and cash equivalents at beginning
    of period                                       1,833,216        2,472,907
                                                 ____________     ____________

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $  1,867,660     $  1,230,871
                                                 ============     ============

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash payments of interest expense                $     24,450     $    186,996
                                                 ============     ============

See accompanying notes to consolidated financial statements.


                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

2.  Loan Servicing

        The Company services both conforming and nonconforming single family first mortgage loans. Conforming conventional loans serviced by the Company are securitized through Federal National Mortgage Association ("FNMA") or Federal Home Loan Mortgage Association ("FHLMC") programs on a nonrecourse basis whereby foreclosure losses are generally the responsibility of FNMA or FHLMC and not the Company. Nonconforming loans serviced by the Company are loans originated by a subsidiary of the Company and are being temporarily serviced pending sale of the loans and related servicing to other investors. Loans being serviced are summarized as follows:

                                    March 31, 1996           December 31, 1995
                                   -----------------         -----------------
                                   No.      Amount           No.      Amount
                                   ---    ----------         ---    ----------

          Conforming                56    $7,202,391          58    $7,458,380
          Nonconforming             17     1,658,572          13     1,235,065
                                   ---    ----------         ---    ----------

                                    73    $8,860,963          71    $8,693,445
                                   ===    ==========         ===    ==========

        Of the loans being serviced at March 31, 1996 and 1995, the nonconforming loans for sale servicing released and the servicing will transfer to the investor within 60 days. Additionally, the conforming loans are being subserviced for the Company by another servicer. Loans serviced for others are not included in the accompanying consolidated balance sheets.

        In connection with its loan servicing activities, the Company makes certain payments of property taxes and insurance premiums and advances certain principal and interest payments to investors prior to collecting them from specific mortgagors. These amounts represent receivables to the Company and are included in other assets in the accompanying consolidated balance sheets.

        At March 31, 1996, the Company carried Fidelity coverage of $1,000,000 and errors and omissions coverage of $1,000,000 related to its mortgage banking activities.

3.  Notes Payable

        Notes payable consists of the following:

                                                March 31,      December 31,
                                                  1996             1995
                                               ----------      -----------

               Warehouse line of credit        $1,370,209       $1,122,597
               Vehicle loan                        33,009           34,751
                                               ----------      -----------

                                               $1,403,218       $1,157,348
                                               ==========       ==========

        The Company's subsidiary, American Mortgage Express, Inc., has a warehouse line of credit ("Warehouse Facility") for $10,000,000 with First Union National Bank of North Carolina. This Warehouse Facility provides a credit line to fund the origination of nonconforming 1 to 4 family residential first-lien mortgage loans. It bears interest at the prime rate and expires on August 29, 1996. The Warehouse Facility is collateralized by the loans held for sale and provides for certain covenants, including required financial ratios and minimum net worth requirements.

        The following information relates to the Warehouse Facility:

                                                 March 31,      December 31,
                                                   1996             1995
                                                ----------      -----------

	Outstanding at end of period		$1,370,209	$ 1,122,597
	Weighted average interest rate
            at end of period                         8.25%            7.00%
	Maximum amount outstanding
	    during the period			$1,958,045	$16,102,475
	Average amount outstanding
	    during the period			$1,236,836	$ 3,230,360
	Weighted average interest rate
            during the period                        7.74%            7.52%

4.  Loss Per Share

        Loss per share for the three months ended March 31, 1996 and 1995 was computed by dividing the net loss by 4,621,550 common shares representing the aggregate of the weighted average number of common shares outstanding during the periods. Outstanding stock options and warrants have been excluded from loss per share calculations as their exercise prices exceed the average market price for the three months ended March 31, 1996 and 1995 or their inclusion would be anti-dilutive.

5.  Commitments

        The Company regularly enters into short term commitments with applicants to fund mortgage loans subject to approval. Certain of these commitments require the Company to offer mortgage loans at pre-established interest rates and fees. As of March 31, 1996, commitments to fund mortgage loan applications in process with pre-established interest rates and fees aggregated approximately $11,556,000.

6.  Proposed Acquisition

        On December 11, 1995, the Company executed a Letter of Intent to acquire all of the outstanding stock of a federal savings bank (the "Bank") located in Florida for a purchase price of approximately $5,000,000. The purchase price is payable $4,000,000 in cash at closing and a $1,000,000 note payable in five equal annual installments of $200,000 each and bearing interest at a rate of 6% on the unpaid balance. On March 25, 1996 a Definitive Acquisition Agreement was executed between the parties. Consummation of this transaction is subject to regulatory approval. The Company proposes to raise between $3,000,000 and $5,000,000 in a private placement of its convertible preferred stock to acquire the Bank or another financial institution.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Financial Condition

        Assets. Assets of the Company decreased from $4,554,471 at December 31, 1995 to $4,409,131 at March 31, 1996, a decrease of $145,340 or 3%. The major contributors to this decrease were a $269,600 increase in mortgage loans held for sale (after netting the $798,285 decline in receivable from sale of loans), offset by decreases of $179,802 in the receivable from sale of servicing and $298,000 in real estate owned.

        The increase in loans held for sale resulted because loan originations during quarter increased somewhat. However, the mortgage market is still somewhat depressed, and the Company has struggled to increase its loan originations.

        The Company held one property as real estate owned at December 31, 1995 that it acquired through foreclosure. This property was sold during the first quarter of 1996 resulting in a loss of $4,625. The Company doesn't hold any real estate acquired through foreclosure at March 31, 1996.

        As of November 30, 1994, the Company sold its purchased mortgage servicing rights. The $179,000 decrease in the receivable from the sale of the servicing rights was attributable to a scheduled payment by the buyer of the rights.

        Liabilities. Liabilities increased from $1,386,142 at December 31, 1995 to $1,571,762 at March 31, 1996, an increase of $185,620 or 13%. This increase is primarily a result of an increase in notes payable. The warehouse line of credit used to finance loan originations increased by approximately $245,000 (see Note 4 to "Notes to Consolidated Financial Statements"). This increase is attributable to the increase in loan originations discussed previously.

        Stockholders' Equity. Stockholders' equity decreased by $330,960 during the first three months of 1996 resulting from the Company's net loss for the period.

Results of Operations

Current Year Performance and Earnings Outlook

        The Company incurred a loss of $330,960 for the three months ended March 31, 1996. This loss is a result of the Company's continued inability to generate sufficient loan originations to be profitable. The mortgage loan environment has continued to be highly competitive and has put tremendous pressure on the operating margins of the Company. To the extent that general demand for mortgage loans remains at or below its current level and price competition within the industry continues, the Company's future operating margins for its origination business will remain under pressure. Further, the timing of any recovery in the mortgage market cannot be predicted.

        On March 25, 1996, the Company executed a definitive agreement to acquire all of the outstanding stock of a federal savings bank located in Florida for a purchase price of approximately $5,000,000 (see Note 7 to "Notes to Consolidated Financial Statements"). Management has extensive experience in operating financial institutions and believes the acquisition of a savings bank will provide the operations necessary to obtain profitability. Consummation of this transaction is subject to regulatory approval. The Company proposes to raise between $3,000,000 and $5,000,000 in a private placement of its convertible preferred stock to acquire the savings bank or another financial institution.

Comparison of Three Months Ended March 31, 1996 to Three Months Ended March 31, 1995

        Revenues. Total revenues for the three months ended March 31, 1996 amounted to $95,683 representing a decrease of $436,992, or 82%, when compared to the same period in 1995. The Company's principal sources of revenue are fees from mortgage origination and servicing activities. The Company experienced the decrease in revenues as a result of the sale of its servicing portfolio on November 30, 1994 and the closure of origination operations in northern Virginia during the second and third quarters of 1995. As a result of the servicing sale, servicing fees declined by approximately $103,000, from $105,000 in 1995 to $2,000 in 1996. As a result of the closure of its conforming loan origination operations in northern Virginia, mortgage origination fees declined by $121,000, from $129,000 in 1995 to $8,000 in 1996, and gain on sale of loans declined by $170,000, from $224,000 in 1995 to $54,000 in 1996.

        Expenses. Total expenses for the three months ended March 31, 1996 amounted to $426,643 as compared to $1,233,211 for the same period in 1995. This decrease is attributable to the reduction in overhead associated with the sale of servicing and the closure of the origination operations in northern Virginia.

Liquidity and Capital Resources

        The Company's primary liquidity requirements have been the funding of its mortgage banking operations, the net cost of mortgage loan originations and the purchase of mortgage loan servicing rights. The Company currently does not have any plans to purchase mortgage loan servicing rights, and, accordingly, future funding requirements will relate to the cost of mortgage loan originations and any additional business activities as may be approved by the Board of Directors.

        Cash and cash equivalents at March 31, 1996 amounted to $1,867,660 as compared to $1,833,216 at December 31, 1995.

        During the three months ended March 31, 1996, the Company's operating activities utilized $621,476 as compared to providing $11,203,168 in the first three months of 1995. These amounts reflect the decrease in loans held for sale without regard to the associated decrease in the warehouse line of credit reflected in financing activities. Netting the change in the warehouse line of credit against loans held for sale provides a better picture of utilization of funds from operating activities. If the change in the warehouse line of credit is netted against the change in loans held for sale, the Company's operating activities utilized $373,864 in 1996 as compared to the utilization of $1,049,003 in 1995. The utilization of cash resources in 1996 and 1995 resulted primarily from the Company's losses in those periods.

        The Company's investing activities provided $410,050 in cash resources during the three months ended March 31, 1996 as compared to providing $2,956,967 for the same period in 1995. In 1995, the sale of the Company's servicing portfolio provided $3,081,000 in cash resources in 1995, partially offset by additions to fixed assets of $118,000. In 1996, the major sources of cash from investing activities came from proceeds from the sale of real estate owned of $293,375 and sale of servicing of $179,802, partially offset by net purchases of notes receivable of $65,000.

        Without consideration to the change in the warehouse line of credit, financing activities utilized $3,150,000 during 1995, and had very little impact on cash in 1996. In 1995, the Company utilized a portion of the funds it received from the sale of servicing to repay the associated debt.

        In the past, the Company has relied on net proceeds from capital raising activities, a servicing secured bank facility, and a warehouse credit facility to meet its liquidity requirements. The servicing secured credit facility has been terminated and will no longer be available to the Company.

        The Company has a mortgage loan warehouse line of credit facility ("Warehouse Facility") of $10,000,000 with First Union National Bank of North Carolina ("First Union") which expires on August 29, 1996 and provides a credit line to fund the origination of nonconforming 1 to 4 family residential first-lien mortgage loans. It is secured by the loans held for sale and provides for certain covenants, including required financial ratios and minimum net worth requirements (see Note 4 to "Notes to Consolidated Financial Statements").

        As of September 30, 1995, the Company had cash and cash equivalents of $1,867,660 and available borrowings of approximately $8,630,000 pursuant to the Warehouse Facility. Management believes that the Company's current liquidity and capital resources are adequate to meet its near-term goals.

Inflation

        The Company is affected by inflation primarily through its impact on interest rates. During periods of rising inflation, interest rates generally increase, causing mortgage loan origination volumes, particularly refinancing activity, to decline. However, during such periods, mortgage loan prepayments slow, extending the average life of the servicing portfolio and enhancing its market value. Conversely, during periods of declining inflation, interest rates generally decline, resulting not only in increased mortgage loan origination volume and mortgage loan refinancing activity, but also in accelerated loan prepayment rates which decrease the average life of the Company's servicing portfolio, adversely impacting its value.

Seasonality

        The mortgage banking industry is generally subject to seasonal trends which reflect the general pattern of sales and resales of homes. Such sales typically peak during the spring and summer seasons and decline to lower levels from November through February. The mortgage loan servicing business is generally not subject to seasonal trends. Cyclical trends resulting from increasing or decreasing interest rates and the general state of the economy also affect the mortgage banking industry and may tend to accentuate or counteract seasonal trends.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

        None

Item 2.	Changes in Securities

        None

Item 3.	Defaults Upon Senior Securities

        None

Item 4.	Submission of Matters to a Vote of Security Holders

        None

Item 5.	Other Information

        None

Item 6.	Exhibits and Reports on Form 8-K

        a. Exhibits

           11      Statement re Computation of Per Share Earnings

        b. Reports on Form 8-K. No reports on Form 8-K have been filed during this reporting period.

                     FIRST CHESAPEAKE FINANCIAL CORPORATION

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                        FIRST CHESAPEAKE FINANCIAL CORPORATION
                                        Registrant


Date:	May 13, 1996			By  Max E. Gray
                                            Max E. Gray
                                            Chairman, President and
                                            Chief Executive Officer


Date:	May 13, 1996			By  C. Harril Whitehurst, Jr.
                                            C. Harril Whitehurst, Jr.
                                            Executive Vice President and
                                            Chief Financial Officer

                     FIRST CHESAPEAKE FINANCIAL CORPORATION

                                 EXHIBIT INDEX




                                                                Sequential
Exhibit                                                         Page
Number          Document Description                            Number
- -------         -------------------------------                 ----------

  11            Statement re Computation of Per                     16
                Share Earnings

                     FIRST CHESAPEAKE FINANCIAL CORPORATION

                       COMPUTATION OF EARNINGS PER SHARE

                                 EXHIBIT  11

                                 (Unaudited)


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                           Notes       1996            1995
                                           -----   -----------      -----------

PRIMARY
Calculation of shares
    Weighted average common shares
        outstanding                                  4,621,550        4,621,550
    Common stock equivalents
        Shares issuable from assumed
        exercise of outstanding warrants
        and options                         (1)          -             -
                                                   -----------      -----------

    Weighted average common and common
        equivalent shares outstanding as
        adjusted                                     4,621,550        4,621,550
                                                   ===========      ===========

Calculation of primary earnings per share
    Net loss                                       $   330,960      $   700,536
                                                   -----------      -----------
    Primary loss per common share                  $      0.07      $      0.15
                                                   ===========      ===========

(1) In accordance with APB Opinion No. 15, outstanding stock options and warrants should not be assumed to be exercised until the market price of the common stock obtainable has been in excess of the exercise price for substantially all of three consecutive months ending with the last month of the period to which earnings per share relate. Additionally, stock options and warrants determined to be common stock equivalents should be excluded from the calculation of earnings per share if their effect would be anti-dilutive. For the quarters ended March 31, 1996 and 1995, the average market price of the Company's stock for the quarter was less than any of the exercise prices related to the options and warrants, or their inclusion in the calculation of earnings per share would be anti-dilutive. Therefore no exercise is assumed for any of the outstanding options and warrants for any of the periods presented.
