Form 10QSB
period 1996-06-30
FIRST CHESAPEAKE FINANCIAL CORP
filed 1996-08-14
CIK 899164

UNITED STATES
			  SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996


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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock of registrant outstanding as of August 9, 1996 was 4,621,550 shares.

			First Chesapeake Financial Corporation
                                   and Subsidiaries

                                     Form 10-QSB
                                        Index


PART I. FINANCIAL INFORMATION                                          Page No.

	Item 1.	Financial Statements

                Consolidated Balance Sheets                               3
                at March 31, 1996 (Unaudited)
                and December 31, 1995

                Consolidated Statements of Operations                     4
                Three Months Ended March 31, 1996
                and 1995 (Unaudited)

                Consolidated Statements of Cash Flows                     5
                Three Months Ended March 31, 1996
                and 1995 (Unaudited)

                Notes to Consolidated Financial Statements                6
                (Unaudited)

        Item 2. Management's Discussion and Analysis of Financial         11
                Condition and Results of Operations

PART II.	OTHER INFORMATION

        Item 1. Legal Proceedings                                         15

        Item 2. Changes in Securities                                     15

        Item 3. Defaults Upon Senior Securities                           15

        Item 4. Submission of Matters to a Vote of Security Holders       16

        Item 5. Other Information                                         16

        Item 6. Exhibits and Reports on Form 8-K                          17

SIGNATURES                                                                18


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                     June 30,     December 31,
                                                       1996           1995
                                                    ___________   ____________
                                                    (Unaudited)
ASSETS
Cash and cash equivalents                           $ 1,395,988   $ 1,833,216
Receivable from sale of servicing rights                 17,132       196,934
Mortgage loans held for sale                            455,575       590,529
Receivable from sale of loans                             -           798,285
Note receivable                                          44,000       109,000
Real estate owned                                         -           298,000
Furniture and equipment                                 440,546       512,572
Organization costs                                       20,678        31,018
Loans to related parties                                100,000         -
Other assets                                            178,227       184,917
                                                    ___________   ___________

TOTAL ASSETS                                        $ 2,652,146   $ 4,554,471
                                                    ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Notes payable                                   $   113,213   $ 1,157,348
    Accounts payable
      Trade                                              21,126        61,145
      Purchased mortgage servicing rights                 2,500         2,500
    Accrued restructuring charges                        61,228       165,149
                                                    ___________   ___________
Total liabilities                                       198,067     1,386,142

Stockholders' equity
    Convertible preferred stock; no par value;
        $1 stated value per share; 5,000,000 shares
                authorized; no shares issued              -             -
    Common stock; no par value; 10,000,000 shares
        authorized; 4,621,550 shares issued and
        outstanding                                  10,542,458    10,542,458
    Common stock warrant                                 50,000        50,000
    Deficit                                         ( 8,138,379)  ( 7,424,129)
                                                    ___________   ___________
Total stockholders' equity                            2,454,079     3,168,329
                                                    ___________   ___________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 2,652,146   $ 4,554,471
                                                    ===========   ===========

See accompanying notes to consolidated financial statements.



                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                          Three Months  Three Months   Six Months   Six Months
                             Ended         Ended         Ended        Ended
                            June 30,      June 30,      June 30,     June 30,
                              1996          1995          1996         1995
                          ____________  ____________  ___________  ___________
REVENUES
Mortgage origination      $     22,730  $    110,362  $    30,269  $   239,693
Servicing fees                   3,303        24,609        5,407      129,645
Gain on sales of loans     (       339)      518,383       53,459      741,890
Loan administration              -             2,998        -           18,610
Interest income                 64,539       164,712      109,455      380,064
Interest expense           (    29,562)  (   107,330)  (   54,012)  (  317,477)
Other                            4,212        49,446       15,988      103,430
                          ____________  ____________  ___________  ___________

Total revenues                  64,883       763,180      160,566    1,295,855

OPERATING EXPENSES
Compensation and employee
    benefits                   185,617       883,985      383,895    1,667,917
Professional fees               32,814        86,866       87,116      124,295
Commitment fees                  4,051        40,041       21,609       40,041
Occupancy                       17,946        84,279       56,588      163,495
Depreciation and other
    amortization                37,942        43,929       76,025       86,602
Other operating expenses       169,802       254,134      249,582      544,095
Restructuring charges            -           400,000        -          400,000
                          ____________  ____________  ___________  ___________

Total operating expenses       448,172     1,793,234      874,815    3,026,445
                          ____________  ____________  ___________  ___________

NET LOSS                  $    383,289  $  1,030,054  $   714,249  $ 1,730,590
                          ============  ============  ===========  ===========

LOSS PER SHARE            $       0.08  $       0.22  $      0.15  $      0.37
                          ============  ============  ===========  ===========

See accompanying notes to consolidated financial statements.



                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                  Six Months       Six Months
                                                     Ended            Ended
                                                   June 30,         June 30,
                                                     1996             1995
                                                 ____________     ____________
OPERATING ACTIVITIES



Net loss                                         $(   714,249)    $( 1,730,590)
Adjustments
    Depreciation and other amortization                76,025           86,602
    Net decrease in loans held for sale               134,954       15,083,121
    Decrease in receivable from loan sales            798,285            -
    Loss on sale of fixed assets                        4,994            -
    Loss on sale of real estate owned                   4,625            -
    Decrease in other assets                            6,690          220,265
    Decrease in trade accounts payable
        and other liabilities                     (    40,021)     (   229,812)
    Accrued restructuring charges, net            (   103,921)         395,916
                                                 ____________     ____________

Net cash provided by operating activities             167,382       13,825,502
                                                 ____________     ____________

INVESTING ACTIVITIES
Purchase of furniture and equipment                     1,071      (   138,392)
Proceeds from sale of fixed assets                        276            -
Proceeds from sale of servicing, net of
    selling expenses                                  179,802        6,265,787
Decrease in accounts payable related to
    purchased mortgage servicing rights                 -              397,500
Extensions of credit to related parties           (   100,000)           -
Repayments of notes receivable                         65,000            -
Proceeds from sale of real estate                     293,375            -
Other                                                   -          (    67,599)
                                                 ____________     ____________

Net cash provided by investing activities             439,524        5,662,296
                                                 ____________     ____________

FINANCING ACTIVITIES
Repayment of bank loans                           (     1,742)     ( 4,150,000)
Net decrease in warehouse line of credit          ( 1,042,392)     (15,048,937)
                                                 ____________     ____________

Net cash absorbed by financing activities         ( 1,044,134)     (19,198,937)
                                                 ____________     ____________

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                   (   437,228)         288,861
Cash and cash equivalents at beginning
    of period                                       1,833,216        2,472,907
                                                 ____________     ____________

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $  1,395,988     $  2,761,768
                                                 ============     ============

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash payments of interest expense                $     54,012     $    186,996
                                                 ============     ============

See accompanying notes to consolidated financial statements.


                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

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

                                     June 30, 1996         December 31, 1995
                                   -----------------       -----------------
                                   No.      Amount         No.      Amount
                                   ---    ----------       ---    ----------

          Conforming                53    $6,788,461        58    $7,458,380
          Nonconforming              7       455,840        13     1,235,065
                                   ---    ----------       ---    ----------

                                    60    $7,244,301        71    $8,693,445
                                   ===    ==========       ===    ==========

        Of the loans being serviced at June 30, 1996 and December 31, 1995, the nonconforming loans are held for sale servicing released and the servicing will transfer to the investor within 60 days. Additionally, the conforming loans are being subserviced for the Company by another servicer. Loans serviced for others are not included in the accompanying consolidated balance sheets.

        In connection with its loan servicing activities, the Company makes certain payments of property taxes and insurance premiums and advances certain principal and interest payments to investors prior to collecting them from specific mortgagors. These amounts represent receivables to the Company and are included in other assets in the accompanying consolidated balance sheets.

        At June 30, 1996, the Company carried Fidelity coverage of $1,000,000 and errors and omissions coverage of $1,000,000 related to its mortgage banking activities.

3.  Notes Payable

        Notes payable consists of the following:

                                                    June 30,    December 31,
                                                      1996          1995
                                                   ----------   -----------

                   Warehouse line of credit        $   80,204    $1,122,597
                   Vehicle loan                        33,009        34,751
                                                   ----------   -----------

                                                   $  113,213    $1,157,348
                                                   ==========    ==========

        The Company's subsidiary, American Mortgage Express, Inc., has a warehouse line of credit ("Warehouse Facility") for $10,000,000 with First Union National Bank of North Carolina. This Warehouse Facility provides a credit line to fund the origination of nonconforming 1 to 4 family residential first-lien mortgage loans. It bears interest at the prime rate and expires on August 29, 1996. The Warehouse Facility is collateralized by the loans held for sale and provides for certain covenants, including required financial ratios and minimum net worth requirements. At June 30, 1996, the Company was not in compliance with the minimum net worth requirement contained in the loan covenants.

However, subsequent to June 30, 1996, the Company paid off all outstanding loans under the Warehouse Facility and is currently negotiating revised lending terms with First Union. The Company believes it will be successful in negotiating a new lending arrangement with First Union.

        The following information relates to the Warehouse Facility:

                                                 June 30,       December 31,
                                                   1996             1995
                                                ----------      -----------

        Outstanding at end of period            $   80,204      $ 1,122,597
	Weighted average interest rate
            at end of period                         8.25%            7.00%
	Maximum amount outstanding
            during the period                   $2,700,540      $16,102,475
	Average amount outstanding
            during the period                   $1,303,382      $ 3,230,360
	Weighted average interest rate
            during the period                        8.15%            7.52%

4.  Loss Per Share

        Loss per share for the three and six months ended June 30, 1996 and 1995 was computed by dividing the net loss by 4,621,550 common shares representing the aggregate of the weighted average number of common shares outstanding during the periods. Outstanding stock options and warrants have been excluded from loss per share calculations as their exercise prices exceed the average market price for the three months ended June 30, 1996 and 1995 or their inclusion would be anti-dilutive.

5.  Commitments

        The Company regularly enters into short term commitments with applicants to fund mortgage loans subject to approval. Certain of these commitments require the Company to offer mortgage loans at pre-established interest rates and fees. As of June 30, 1996, commitments to fund mortgage loan applications in process with pre-established interest rates and fees aggregated approximately $1,516,000.

6.  Proposed Acquisition

        On December 11, 1995, the Company executed a Letter of Intent to acquire all of the outstanding stock of a federal savings bank (the "Bank") located in Florida for a purchase price of approximately $5,000,000. The purchase price is payable $4,000,000 in cash at closing and a $1,000,000 note payable in five equal annual installments of $200,000 each and bearing interest at a rate of 6% on the unpaid balance. On March 25, 1996 a Definitive Acquisition Agreement was executed between the parties. Consummation of this transaction is subject to regulatory approval. The Company proposes to raise between $2,000,000 and $3,000,000 in a private placement of its convertible preferred stock and obtain bank financing of approximately $1,500,000 to provide the necessary funds to acquire the Bank or another financial institution.

7.  Litigation

        The Company and its two principal officers ("Defendants") are defendants in a legal action filed on June 6, 1996 by two former employees of Waterford Mortgage Corporation ("Plaintiffs"), a wholly owned subsidiary of the Company ceased operations in June, 1995. The suit was filed in the Circuit Court of Fairfax County, Virginia and served on Defendants on June 12, 1996. Plaintiffs allege, among other things, that (1) certain misrepresentations were made by Defendants that fraudulently induced Plaintiffs to merge Waterford Mortgage Corporation into the Company in exchange for stock in the Company, and (2) the Company breached employment agreements with each Plaintiff. The Plaintiffs seek unspecified compensatory and punitive damages and reimbursement of their costs, expenses and legal fees in filing suit. The Company and its officers deny the allegations and are vigorously contesting the action. Although the outcome of the action cannot be determined, the Company expects to prevail and no provision for any liability that may result from the action has been made in the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Financial Condition

        Assets of the Company decreased from $4,554,471 at December 31, 1995 to $2,652,146 at June 30, 1996, a decrease of $1,902,325 or 42%. This decrease was primarily due to the Company's loss of approximately $714,000 for the six period, a decrease of $933,000 in mortgage loans held for sale (including a $798,285 decline in receivable from sale of loans), and the paydown of approximately $144,000 in trade and other liabilities. Liabilities decreased by $1,188,000, from $1,386,000 at Decmeber 31, 1995 to $198,000 at June 30, 1996.
This decrease resulted due to a reduction in the warehouse notes payable of $1,044,000 associated with the decline in the mortgage loans held for sale, and the paydown of trade and other liabilities of $144,000. At June 30, 1996, the Company was liquid with liquid assets of $2,013,000 and current liabilities of $198,000.

        The Company's current operations consist primarily of the operations of its wholly owned subsidiary, American Mortgage Express, Inc. ("AME"). AME is a mortgage banking company which originates nonconforming single family first and second deed of trust loans. The Company's net loss and decrease in loans held for sale are a direct result of AME's inability to generate sufficient loan originations to be profitable. The mortgage market is still somewhat depressed, and the Company has struggled to increase its loan originations. It has not been able to attract loan officers who can build production nor has it been able to increase production through its correspondents.

Results of Operations

Current Year Performance and Earnings Outlook

        As discussed previously, the Company incurred a loss of $714,000 for the six months ended June 30, 1996 as compared to a loss of $1,731,000 for the same period in 1995. The substantial improvement in operations is a result of the closure of the Company's wholly owned subsidiary, Waterford Mortgage Corporation ("Waterford"). Waterford originated conforming loans in northern Virginia. The Company's current year loss is a result of the continued inability to generate sufficient loan originations by its subsidiary, AME, to be profitable. The mortgage loan environment has continued to be highly competitive and has put tremendous pressure on the operating margins of the Company. Additionally, AME has been unable to attract loan officers who can build loan production nor has it been able to increase loan production through its correspondents. To the extent that general demand for mortgage loans remains at or below its current level and price competition within the industry continues, the Company's future operating margins for its origination business will remain under pressure. Any improvement in the Company's ability to originate mortgage loans cannot be predicted.

        In recent years financial institutions have enjoyed strong returns. Management of the Company has extensive experience in operating financial institutions and believes that the acquisition of a financial institution would greatly increase the Company's ability to attain profitable operations, both from the operation of the financial institution and by improving the financial outlook for AME. On March 25, 1996, the Company executed a definitive agreement to acquire all of the outstanding stock of a federal savings bank (the "Bank") located in Florida for a purchase price of approximately $5,000,000 (see Note 6 to "Notes to Consolidated Financial Statements"). Consummation of this transaction is subject to regulatory approval. In addition to cash on hand, the Company proposes to raise between $2,000,000 and $3,000,000 in a private placement of its convertible preferred stock and obtain bank financing of approximately $1,500,000 to provide the necessary funds to acquire the Bank or another financial institution.

Comparison of Three Months Ended June 30, 1996 to Three Months Ended June 30,
1995

        Revenues. Total revenues for the three months ended June 30, 1996 amounted to $64,883 representing a decrease of $698,297, or 92%, when compared to the same period in 1995. The Company's principal sources of revenue are fees from mortgage origination and servicing activities. The Company experienced the decrease in revenues as a result of the closure of origination operations in northern Virginia during the second and third quarters of 1995. As a result of the closure of its conforming loan origination operations in northern Virginia, mortgage origination fees declined by approximately $88,000, from $110,000 in the second quarter of 1995 to $22,000 in the second quarter of 1996, and gain on sale of loans declined by $518,000, from $518,000 in the second quarter of 1995 to $-0- in the second quarter of 1996. Also, the Company had anticipated that AME would compensate for lower revenues resulting from the closure of the northern Virginia operations; however this did not occur as discussed previously.

        Expenses. Total expenses for the three months ended June 30, 1996 amounted to $448,172 as compared to $1,793,234 for the same period in 1995. This decrease is attributable to the reduction in overhead associated with the closure of the Company's origination operations in northern Virginia.

Comparison of Six Months Ended June 30, 1996 to Six Months Ended June 30, 1995

        Revenues. Total revenues for the six months ended June 30, 1996 amounted to $160,566 representing a decrease of $1,135,289, or 88%, when compared to the same period in 1995. The Company's principal sources of revenue are fees from mortgage origination and servicing activities. The Company experienced the decrease in revenues as a result of the sale of its servicing portfolio on November 30, 1004 and the closure of origination operations in northern Virginia during the second and third quarters of 1995. As a result of the servicing sale, servicing fees declined by approximately $124,000, from $130,000 in the first half of 1995 to $6,000 during the same period in 1996. As a result of the closure of its conforming loan origination operations in northern Virginia, mortgage origination fees declined by approximately $209,000, from $239,000 in 1995 to $30,000 in 1996, and gain on sale of loans declined by $688,000, from $742,000 in 1995 to $54,000 in 1996. Also, the Company had anticipated that AME would compensate for lower revenues resulting from the closure of the northern Virginia operations; however this did not occur as discussed previously.

        Expenses. Total expenses for the six months ended June 30, 1996 amounted to $874,815 as compared to $3,026,445 for the same period in 1995. This decrease is attributable to the reduction in overhead associated with the sale of servicing and the closure of the Company's origination operations in northern Virginia.

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

        Cash and cash equivalents at June 30, 1996 amounted to $1,395,988 as compared to $1,833,216 at December 31, 1995.

        During the six months ended June 30, 1996, the Company's operating activities provided $167,382 as compared to providing $13,825,502 in the first six months of 1995. These amounts reflect the decrease in loans held for sale without regard to the associated decrease in the warehouse line of credit reflected in financing activities. Netting the change in the warehouse line of credit against loans held for sale provides a better picture of utilization of funds from operating activities. If the change in the warehouse line of credit is netted against the change in loans held for sale, the Company's operating activities utilized $875,010 in 1996 as compared to the utilization of $1,223,435 in 1995. The utilization of cash resources in 1996 and 1995 resulted primarily from the Company's losses in those periods.

        The Company's investing activities provided $439,524 in cash resources during the six months ended June 30, 1996 as compared to providing $5,662,296 for the same period in 1995. In 1995, the sale of the Company's servicing portfolio provided $6,265,757 in cash resources in 1995, partially offset by additions to fixed assets of $138,392 and payments for the purchase of servicing rights of $397,500. In 1996, the major sources of cash from investing activities came from proceeds from the sale of real estate owned of $293,375 and sale of servicing of $179,802, partially offset by net purchases of notes receivable of $35,000.

        Without consideration to the change in the warehouse line of credit, financing activities utilized $4,150,000 during 1995, and had very little impact on cash in 1996. In 1995, the Company utilized a portion of the funds it received from the sale of servicing to repay the associated debt.

        In the past, the Company has relied on net proceeds from capital raising activities, a servicing secured bank facility, and a warehouse credit facility to meet its liquidity requirements. The servicing secured credit facility has been terminated and will no longer be available to the Company.

        The Company has a mortgage loan warehouse line of credit facility ("Warehouse Facility") of $10,000,000 with First Union National Bank of North Carolina ("First Union") which expires on August 29, 1996 and provides a credit line to fund the origination of nonconforming 1 to 4 family residential first-lien mortgage loans. It is secured by the loans held for sale and provides for certain covenants, including required financial ratios and minimum net worth requirements (see Note 3 to "Notes to Consolidated Financial Statements"). At June 30, 1996, the Company was not in compliance with the minimum net worth requirement contained in the loan covenants. However, subsequent to June 30, 1996, the Company paid off all outstanding loans under the Warehouse Facility and is currently negotiating revised lending terms with First Union. The Company believes it will be successful in negotiating a new lending arrangement with First Union.

        As of June 30, 1996, the Company had cash and cash equivalents of $1,395,988 and available borrowings of approximately $9,920,000 pursuant to the Warehouse Facility. Management believes that the Company's current liquidity and capital resources are adequate to meet its near-term goals.

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

        The Company and its two principal officers ("Defendants") are defendants in a legal action filed on June 6, 1996 by two former employees of Waterford Mortgage Corporation ("Plaintiffs"), a wholly owned subsidiary of the Company ceased operations in June, 1995. The suit was filed in the Circuit Court of Fairfax County, Virginia and served on Defendants on June 12, 1996. Plaintiffs allege, among other things, that (1) certain misrepresentations were made by Defendants that fraudulently induced Plaintiffs to merge Waterford Mortgage Corporation into the Company in exchange for stock in the Company, and (2) the Company breached employment agreements with each Plaintiff. The Plaintiffs seek unspecified compensatory and punitive damages and reimbursement of their costs, expenses and legal fees in filing suit. The Company and its officers deny the allegations and are vigorously contesting the action. Although the outcome of the action cannot be determined, the Company expects to prevail and no provision for any liability that may result from the action has been made in the financial statements.


Item 2.	Changes in Securities

        None

Item 3.	Defaults Upon Senior Securities

        At June 30, 1996, the Company was not in compliance with the minimum net worth requirement contained in the covenants related to its warehouse lin of credit with First Union National Bank of North Carolina (see Note 3 of "Notes to Consolidated Financial Statements"). However, subsequent to June 30, 1996, the Company paid off all outstanding loans under the warehouse line of credit and is currently negotiating revised lending terms with First Union. The Company believes it will be successful in negotiating a new lending arrangement with First Union.

Item 4.	Submission of Matters to a Vote of Security Holders

        a)  The annual meeting of stockholders was held on June 28, 1996.

        b) The following directors were elected to the Board of Directors (constituting the entire Board of Directors) for one year terms:

                Max E. Gray
                John D. Mazzuto
                Robert L. Suthard
                C. Harril Whitehurst, Jr.

        c) The following items were voted on at the annual meeting either in person or by proxy:
                                                                     Withheld/
                                               For       Against      Abstain
                                           __________   __________   __________
            Election of Directors:
                Max E. Gray                 3,210,182      121,550       11,200
                John D. Mazzuto             3,210,182      121,500       11,200
                Robert L. Suthard           3,210,182      121,500       11,200
                C. Harril Whitehurst, Jr.   3,210,182      121,500       11,200

            Classified Board of Directors   1,622,685      636,125       10,710

            Increase available shares       1,599,460      658,180       11,880
            under Company's Stock Option
            Plan

            Ratification of auditors        3,204,522      125,175       13,235

            Passage of proposals for (1) implementing a classified Board of Directors and (2) increasing the number of shares available under the Company's 1992 Stock Option Plan required approval of stockholders holding at least two-thirds of the outstanding shares of the Company. Such proposals received approval of less than two-thirds of the outstanding shares and, hence, failed.

Item 5.	Other Information

        None

Item 6.	Exhibits and Reports on Form 8-K

        a. None

        b. Reports on Form 8-K. The Company filed a Form 8-K on May 13, 1996 reporting the resignation of Robert L. Nichols as a director. No other reports on Form 8-K were filed during the period.

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



                                        FIRST CHESAPEAKE FINANCIAL CORPORATION
                                        Registrant


Date:   August 14, 1996                 By  Max E. Gray
                                            Max E. Gray
                                            Chairman, President and
                                            Chief Executive Officer


Date:   August 14, 1996                 By  C. Harril Whitehurst, Jr.
                                            C. Harril Whitehurst, Jr.
                                            Executive Vice President and
                                            Chief Financial Officer