Form 10QSB/A
period 1996-03-31
FIRST CHESAPEAKE FINANCIAL CORP
filed 1996-08-16
CIK 899164

UNITED STATES
			  SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB/A
                                    Amendment No. 1

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

This Amendment No. 1 to the Form 10-QSB of First Chesapeake Financial Corporation for the quarterly period ended March 31, 1996 adds a Financial Data Schedule that was not provided with the original filing.

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


Date:   August 16, 1996                 By  Max E. Gray
                                            Max E. Gray
                                            Chairman, President and
                                            Chief Executive Officer


Date:   August 16, 1996                 By  C. Harril Whitehurst, Jr.
                                            C. Harril Whitehurst, Jr.
                                            Executive Vice President and
                                            Chief Financial Officer