Form 10QSB
period 1996-09-30
FIRST CHESAPEAKE FINANCIAL CORP
filed 1996-11-20
CIK 899164

UNITED STATES
			  SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996


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


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                   September 30,  December 31,
                                                       1996           1995
                                                   _____________  ____________
                                                    (Unaudited)
ASSETS
Cash and cash equivalents                          $   1,236,342  $  1,833,216
Receivable from sale of servicing rights                  17,132       196,934
Mortgage loans held for sale                             607,485       590,529
Receivable from sale of loans                              -           798,285
Note receivable                                           25,000       109,000
Real estate owned                                          -           298,000
Furniture and equipment                                  408,665       512,572
Organization costs                                        15,508        31,018
Loans to related parties                                 100,000         -
Other assets                                             221,642       184,917
                                                    ____________  ____________

TOTAL ASSETS                                        $  2,631,774  $  4,554,471
                                                    ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Notes payable                                   $    355,771  $  1,157,348
    Accounts payable
      Trade                                               26,515        61,145
      Purchased mortgage servicing rights                  2,500         2,500
    Accrued restructuring charges                          1,236       165,149
                                                    ____________  ____________
Total liabilities                                        386,022     1,386,142

Stockholders' equity
    Convertible preferred stock; no par value;
        $1 stated value per share; 5,000,000 shares
                authorized; no shares issued               -             -
    Common stock; no par value; 10,000,000 shares
        authorized; 4,621,550 shares issued and
        outstanding                                   10,542,458    10,542,458
    Common stock warrant                                  50,000        50,000
    Deficit                                          ( 8,346,706)  ( 7,424,129)
                                                    ____________  ____________
Total stockholders' equity                             2,245,752     3,168,329
                                                    ____________  ____________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  2,631,774  $  4,554,471
                                                    ============  ============

See accompanying notes to consolidated financial statements.



                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        Three Months  Three Months  Nine Months   Nine Months
                           Ended         Ended         Ended         Ended
                        September 30, September 30, September 30, September 30,
                            1996          1995          1996          1995
                        ____________  ____________  ____________  ____________
REVENUES
Mortgage origination    $      7,960  $(     2,822) $     38,229  $    236,871
Servicing fees                 1,894         4,087         7,301       133,732
Gain on sales of loans        22,965       119,045        76,424       860,935
Loan administration            -               255         -            18,865
Interest income               28,980        63,881       138,435       443,945
Interest expense         (     2,840)  (    11,845)  (    56,852)  (   329,322)
Other                              4         9,025        15,992       112,455
                        ____________  ____________  ____________  ____________

Total revenues                58,963       181,626       219,529     1,477,481

OPERATING EXPENSES
Compensation and employee
    benefits                 140,610       279,582       524,505     1,947,499
Professional fees             14,018         6,300       101,134       130,595
Commitment fees                3,345         1,020        24,954        41,061
Occupancy                     17,948        33,069        74,536       196,564
Depreciation and other
    amortization              37,474        25,857       113,499       112,459
Other operating expenses      53,896       206,850       303,478       750,945
Restructuring charges          -            50,000         -           450,000
                        ____________  ____________  ____________  ____________

Total operating expenses     267,291       602,678     1,142,106     3,629,123
                        ____________  ____________  ____________  ____________

NET LOSS                $    208,328  $    421,052  $    922,577  $  2,151,642
                        ============  ============  ============  ============

LOSS PER SHARE          $       0.05  $       0.09  $       0.20  $       0.47
                        ============  ============  ============  ============

See accompanying notes to consolidated financial statements.



                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                 Nine Months      Nine Months
                                                     Ended            Ended
                                                 September 30,    September 30,
                                                     1996             1995
                                                 ____________     ____________
OPERATING ACTIVITIES
Net loss                                         $(   922,577)    $( 2,151,642)
Adjustments
    Depreciation and other amortization               113,499          122,318
    Net decrease (increase) in loans
        held for sale                             (    16,956)      15,967,701
    Decrease in receivable from loan sales            798,285            -
    Loss on sale of fixed assets                        4,994          114,065
    Loss on sale of real estate owned                   4,625            -
    Decrease (increase) in other assets           (    36,725)         290,717
    Decrease in trade accounts payable
        and other liabilities                     (    34,631)     (   326,485)
    Provision for loss on real estate owned             -               50,000
    Accrued restructuring charges, net            (   163,913)         150,005
                                                 ____________     ____________

Net cash provided (absorbed) by
    operating activities                          (   253,399)      14,216,679
                                                 ____________     ____________

INVESTING ACTIVITIES
Purchase of furniture and equipment                     -          (   145,375)
Proceeds from sale of fixed assets                        924           60,523
Proceeds from sale of servicing, net of
    selling expenses                                  179,802        6,711,060
Decrease in accounts payable related to
    purchased mortgage servicing rights                 -          (   397,500)
Extensions of credit to related parties           (   100,000)           -
Purchase of notes receivable                            -          (   134,000)
Repayments of notes receivable                         84,000            -
Additions to real estate owned                          -          (   400,696)
Proceeds from sale of real estate owned               293,375            -
Other                                                   -          (    67,600)
                                                 ____________     ____________

Net cash provided by investing activities             458,101        5,626,412
                                                 ____________     ____________

FINANCING ACTIVITIES
Repayment of bank loans                           (     1,742)     ( 4,150,000)
Net decrease in warehouse line of credit          (   799,834)     (15,727,250)
                                                 ____________     ____________

Net cash absorbed by financing activities         (   801,576)     (19,877,250)
                                                 ____________     ____________

NET DECREASE IN CASH AND CASH EQUIVALENTS         (   596,874)     (    34,159)
Cash and cash equivalents at beginning
    of period                                       1,833,216        2,472,907
                                                 ____________     ____________

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $  1,236,342     $  2,438,748
                                                 ============     ============

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash payments of interest expense                $     56,852     $    337,025
                                                 ============     ============

See accompanying notes to consolidated financial statements.


                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1.  Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

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

                                   September 30, 1996      December 31, 1995
                                   -----------------       -----------------
                                   No.      Amount         No.      Amount
                                   ---    ----------       ---    ----------

          Conforming                53    $6,769,901        58    $7,458,380
          Nonconforming             10       920,496        13     1,235,065
                                   ---    ----------       ---    ----------

                                    63    $7,690,397        71    $8,693,445
                                   ===    ==========       ===    ==========

Notes to Consolidated Financial Statements (Continued) (Unaudited)

        Of the loans being serviced at September 30, 1996 and December 31, 1995, the nonconforming loans are held for sale servicing released and the servicing will transfer to the investor within 60 days. Additionally, the conforming loans are being subserviced for the Company by another servicer. Loans serviced for others are not included in the accompanying consolidated balance sheets.

        In connection with its loan servicing activities, the Company makes certain payments of property taxes and insurance premiums and advances certain principal and interest payments to investors prior to collecting them from specific mortgagors. These amounts represent receivables to the Company and are included in other assets in the accompanying consolidated balance sheets.

        At September 30, 1996, the Company carried Fidelity coverage of $300,000 and errors and omissions coverage of $300,000 related to its mortgage banking activities.

3.  Notes Payable

        Notes payable consists of the following:

                                                   September 30,   December 31,
                                                      1996             1995
                                                   ------------    -----------

                   Warehouse line of credit        $    322,762     $1,122,597
                   Vehicle loan                          33,009         34,751
                                                   ------------    -----------

                                                   $    355,771     $1,157,348
                                                   ============     ==========

Notes to Consolidated Financial Statements (Continued) (Unaudited)

        The Company's subsidiary, American Mortgage Express, Inc., has a warehouse line of credit ("Warehouse Facility") for $3,000,000 with First Union National Bank of North Carolina. This Warehouse Facility provides a credit line to fund the origination of nonconforming 1 to 4 family residential first and second lien mortgage loans. It bears interest at the prime rate and expires on December 31, 1996. The Warehouse Facility is collateralized by the loans held for sale and provides for certain covenants, including required financial ratios and minimum net worth requirements. At September 30, 1996, the Company was in compliance with the loan covenants.

        The following information relates to the Warehouse Facility:

                                                September 30,   December 31,
                                                   1996             1995
                                                ------------    -----------

        Outstanding at end of period            $    322,762    $ 1,122,597
	Weighted average interest rate
            at end of period                           8.25%          7.00%
	Maximum amount outstanding
            during the period                   $  2,700,540    $16,102,475
	Average amount outstanding
            during the period                   $    911,815    $ 3,230,360
	Weighted average interest rate
            during the period                          8.16%          7.52%

4.  Loss Per Share

        Loss per share for the three and nine months ended September 30, 1996 and 1995 was computed by dividing the net loss by 4,621,550 common shares representing the aggregate of the weighted average number of common shares outstanding during the periods. Outstanding stock options and warrants have been excluded from loss per share calculations as their exercise prices exceed the average market price for the three months ended September 30, 1996 and 1995 or their inclusion would be anti-dilutive.

Notes to Consolidated Financial Statements (Continued) (Unaudited)


5.  Commitments

        The Company regularly enters into short term commitments with applicants to fund mortgage loans subject to approval. Certain of these commitments require the Company to offer mortgage loans at pre-established interest rates and fees. As of September 30, 1996, there were no commitments to fund mortgage loan applications in process with pre-established interest rates and fees.


6.  Proposed Acquisition

        On December 11, 1995, the Company executed a Letter of Intent to acquire all of the outstanding stock of a federal savings bank (the "Bank") located in Florida for a purchase price of approximately $5,500,000. The purchase price is payable $4,500,000 in cash at closing and a $1,000,000 note payable in five equal annual installments of $200,000 each and bearing interest at a rate of 6% on the unpaid balance. On March 25, 1996 a Definitive Acquisition Agreement was executed between the parties. Consummation of this transaction is subject to regulatory approval. The Company proposes to raise between $2,000,000 and $3,000,000 in a private placement of its convertible preferred stock and obtain bank financing of approximately $1,000,000 to provide the necessary funds to acquire the Bank or another financial institution.

7.  Litigation

        The Company and its two principal officers ("Defendants") are defendants in a legal action filed on June 6, 1996 by two former employees of Waterford Mortgage Corporation ("Plaintiffs"), a wholly owned subsidiary of the Company that ceased operations in June, 1995. The suit was filed in the Circuit Court of Fairfax County, Virginia and served on Defendants on June 12, 1996. Plaintiffs allege, among other things, that (1) certain misrepresentations were made by Defendants that fraudulently induced Plaintiffs to merge Waterford Mortgage Corporation into the Company in exchange for stock in the Company, and
(2) the Company breached employment agreements with each Plaintiff. The Plaintiffs seek unspecified compensatory and punitive damages and reimbursement of their costs, expenses and legal fees in filing suit. The Company and its officers deny the allegations and are vigorously contesting the action.
Although the outcome of the action cannot be determined, the Company expects to prevail and no provision for any liability that may result from the action has been made in the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

        Assets of the Company decreased from $4,554,471 at December 31, 1995 to $2,631,774 at September 30, 1996, a decrease of $1,923,000 or 42%. This decrease was primarily due to the Company's loss of approximately $923,000 for the nine month period, a decrease of $781,000 in mortgage loans held for sale (including a $798,000 decline in receivable from sale of loans), and the paydown of approximately $200,000 in trade accounts payable and other liabilities. Liabilities decreased by $1,000,000, from $1,386,000 at Decmeber 31, 1995 to $386,000 at September 30, 1996. This decrease resulted from a reduction in the warehouse notes payable of $800,000 associated with the decline in the mortgage loans held for sale, and the paydown of trade accounts payable and other liabilities of $200,000. At September 30, 1996, the Company had liquid assets of $1,986,000 and current liabilities of $386,000.

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

Results of Operations

Current Year Performance and Earnings Outlook

        As discussed previously, the Company incurred a loss of $923,000 for the nine months ended September 30, 1996 as compared to a loss of $2,152,000 for the same period in 1995. The substantial improvement in operations is a result of the closure of the Company's wholly owned subsidiary, Waterford Mortgage Corporation ("Waterford"). Waterford originated conforming loans in northern Virginia. The Company's current year loss is a result of the continued inability to generate sufficient loan originations by its subsidiary, AME, to be profitable. The mortgage loan environment has continued to be highly competitive and has put tremendous pressure on the operating margins of the Company. Additionally, AME has been unable to attract loan officers who can build loan production nor has it been able to increase loan production through its correspondents. To the extent that general demand for mortgage loans remains at or below its current level and price competition within the industry continues, the Company's future operating margins for its origination business will remain under pressure. Any improvement in the Company's ability to originate mortgage loans cannot be predicted.

        In recent years financial institutions have enjoyed strong returns. Management of the Company has extensive experience in operating financial institutions and believes that the acquisition of a financial institution would greatly increase the Company's ability to attain profitable operations, both from the operation of the financial institution and by improving the financial outlook for AME. On March 25, 1996, the Company executed a definitive agreement to acquire all of the outstanding stock of a federal savings bank (the "Bank") located in Florida for a purchase price of approximately $5,500,000 (see Note 6 to "Notes to Consolidated Financial Statements"). Consummation of this transaction is subject to regulatory approval. In addition to cash on hand, the Company proposes to raise between $2,000,000 and $3,000,000 in a private placement of its convertible preferred stock and obtain bank financing of approximately $1,000,000 to provide the necessary funds to acquire the Bank or another financial institution.

Comparison of Three Months Ended September 30, 1996 to Three Months Ended September 30, 1995

        Revenues. Total revenues for the three months ended September 30, 1996 amounted to $59,000 representing a decrease of $123,000, or 68%, when compared to the same period in 1995. The Company's principal sources of revenue are fees from mortgage origination, gains on loan sales, and servicing activities. The Company experienced the decrease in revenues as a result of the closure of origination operations in northern Virginia during the second and third quarters of 1995. As a result of the closure of its conforming loan origination operations in northern Virginia, gain on sale of loans declined by approximately $96,000, from $119,000 in the third quarter of 1995 to $23,000 in the third quarter of 1996, and net interest income declined by $26,000, from $52,000 in the third quarter of 1995 to $26,000 in the third quarter of 1996. Also, the Company had anticipated that AME would compensate for lower revenues resulting from the closure of northern Virginia operations; however this did not occur as discussed previously.

        Expenses. Total expenses for the three months ended September 30, 1996 amounted to $267,000 as compared to $603,000 for the same period in 1995. This decrease is attributable to the reduction in overhead associated with the closure of the Company's origination operations in northern Virginia.

Comparison of Nine Months Ended September 30, 1996 to Nine Months Ended September 30, 1995

        Revenues. Total revenues for the nine months ended September 30, 1996 amounted to $220,000 representing a decrease of $1,258,000, or 85%, when compared to the same period in 1995. The Company's principal sources of revenue are fees from mortgage origination, gains on loan sales, and servicing activities. The Company experienced the decrease in revenues as a result of the sale of its servicing portfolio on November 30, 1994 and the closure of origination operations in northern Virginia during the second and third quarters of 1995. As a result of the servicing sale, servicing fees declined by approximately $126,000, from $134,000 in the first nine months of 1995 to $8,000 during the same period in 1996. As a result of the closure of its conforming loan origination operations in northern Virginia, mortgage origination fees declined by approximately $199,000, from $237,000 in 1995 to $38,000 in 1996, and gain on sale of loans declined by $785,000, from $861,000 in 1995 to $76,000 in 1996. Also, the Company had anticipated that AME would compensate for lower revenues resulting from the closure of the northern Virginia operations; however this did not occur as discussed previously.

        Expenses. Total expenses for the nine months ended September 30, 1996 amounted to $1,142,000 as compared to $3,629,000 for the same period in 1995, a a decrease of 69%. This decrease is attributable to the reduction in overhead associated with the sale of servicing and the closure of the Company's origination operations in northern Virginia.

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

        Cash and cash equivalents at September 30, 1996 amounted to $1,236,342 as compared to $1,833,216 at December 31, 1995.

        During the nine months ended September 30, 1996, the Company's operating activities utilized $253,000 as compared to providing $14,217,000 in the first nine months of 1995. These amounts reflect the decrease in loans held for sale without regard to the associated decrease in the warehouse line of credit reflected in financing activities. Netting the change in the warehouse line of credit against loans held for sale provides a better picture of utilization of funds from operating activities. If the change in the warehouse line of credit is netted against the change in loans held for sale, the Company's operating activities utilized $1,053,000 in 1996 as compared to the utilization of $1,511,000 in 1995. The utilization of cash resources from operating activities in 1996 and 1995 resulted primarily from the Company's losses in those periods.

        The Company's investing activities provided $458,000 in cash resources during the nine months ended September 30, 1996 as compared to providing $5,626,000 for the same period in 1995. In 1995, the sale of the Company's servicing portfolio provided $6,711,000 in cash resources, partially offset by additions to fixed assets of $145,000, foreclosed real estate of $401,000, purchase of notes receivable of $134,000, and payments for the purchase of servicing rights of $397,000. In 1996, the major sources of cash from investing activities came from proceeds from the sale of real estate owned of $293,000 and sale of servicing of $180,000.

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

        The Company has a mortgage loan warehouse line of credit facility ("Warehouse Facility") of $3,000,000 with First Union National Bank of North Carolina ("First Union") which expires on December 31, 1996 and provides a credit line to fund the origination of nonconforming 1 to 4 family residential first and second lien mortgage loans. It is secured by the loans held for sale and provides for certain covenants, including required financial ratios and minimum net worth requirements (see Note 3 to "Notes to Consolidated Financial Statements"). At September 30, 1996, the Company was in compliance with the loan covenants.

        As of September 30, 1996, the Company had cash and cash equivalents of $1,236,342 and available borrowings of approximately $2,677,000 pursuant to the Warehouse Facility. Management believes that the Company's current liquidity and capital resources are adequate to meet its near-term goals with the exception of the acquisition of the federal savings bank in Florida discussed previously.

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

        The Company and its two principal officers ("Defendants") are defendants in a legal action filed on June 6, 1996 by two former employees of Waterford Mortgage Corporation ("Plaintiffs"), a wholly owned subsidiary of the Company that ceased operations in June, 1995. The suit was filed in the Circuit Court of Fairfax County, Virginia and served on Defendants on June 12, 1996. Plaintiffs allege, among other things, that (1) certain misrepresentations were made by Defendants that fraudulently induced Plaintiffs to merge Waterford Mortgage Corporation into the Company in exchange for stock in the Company, and
(2) the Company breached employment agreements with each Plaintiff. The Plaintiffs seek unspecified compensatory and punitive damages and reimbursement of their costs, expenses and legal fees in filing suit. The Company and its officers deny the allegations and are vigorously contesting the action.
Although the outcome of the action cannot be determined, the Company expects to prevail and no provision for any liability that may result from the action has been made in the financial statements.


Item 2.	Changes in Securities

        None

Item 3.	Defaults Upon Senior Securities

        None

Item 4.	Submission of Matters to a Vote of Security Holders

        None

Item 5.	Other Information

        None

Item 6.	Exhibits and Reports on Form 8-K

        a. None

        b. Reports on Form 8-K. On August 23, 1996, the Company filed an 8-K reporting the appointment of Mark Mendelson to the Board of Directors. No other reports on Form 8-K were filed during the period.

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



                                        FIRST CHESAPEAKE FINANCIAL CORPORATION
                                        Registrant


Date:   November 12, 1996               By  Max E. Gray
                                            Max E. Gray
                                            Chairman, President and
                                            Chief Executive Officer


Date:   November 12, 1996               By  C. Harril Whitehurst, Jr.
                                            C. Harril Whitehurst, Jr.
                                            Executive Vice President and
                                            Chief Financial Officer