Form 10KSB
period 1996-12-31
FIRST CHESAPEAKE FINANCIAL CORP
filed 1997-03-27
CIK 899164

                                    UNITED STATES
			  SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-KSB


Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1996


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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common stock, no par value

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    The issuer's revenues for its most recent fiscal year was: $368,447.

    The aggregate market value of the issuer's voting stock held as of March 14, 1997, by nonaffiliates of the issuer was approximately $182,500.

    As of March 14, 1997, issuer had 4,621,550 shares of its no par common stock outstanding.

    Documents Incorporated by Reference: None.

    Transitional Small Business Disclosure Format. Yes [ ]  No [X]

PART I

ITEM 1. DESCRIPTION OF BUSINESS

INDUSTRY OVERVIEW

General

Throughout the United States, owners of residential and commercial real estate receive mortgage financing from financial institutions, such as commercial banks, savings and loans, insurance companies and mortgage bankers; these institutions are referred to herein, in their role of providing mortgage financing, as "originators". The interest that a borrower contracts to pay an originator can be separated into two primary components: (1) the financial return and (2) the nonfinancial return (otherwise known as a "servicing fee") which compensates for on-going administrative expenses associated with the loan while it is outstanding. Often originators who generate new mortgages first provide funds to the mortgagor, then aggregate mortgages with similar attributes such as maturity, geographic location and interest rate (i.e., fixed or adjustable), and finally sell a pool of similar mortgages to a wide variety of third-party investors in mortgage loans. Examples of institutional buyers of mortgages include insurance companies, pension funds, Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), savings and loan institutions, commercial banks and state housing agencies.

During the 1970's, an active market developed in which financial intermediaries, including FNMA and FHLMC, acquired mortgages from originators and created tradable mortgage-backed securities collateralized by the cash flow (exclusive of the nonfinancial portion of the interest) generated by a mortgage pool. Usually investors in mortgages and mortgage-backed securities require a credit guarantee, most often from a U.S. government agency like the Government National Mortgage Association ("GNMA"), FNMA or FHLMC. In those cases, a portion of the nonfinancial return must be allotted to pay an on-going guarantee fee to the agency. Some mortgage investors will purchase both the financial return portion and the nonfinancial return portion. An originator selling both portions is said to sell the mortgages "servicing released". Many times originators elect to retain the nonfinancial components of the interest and thus are obliged to provide future loan administration through mortgage servicing.

Mortgage Loan Servicing

Mortgage servicing is a cash management business. The principal responsibility of the mortgage servicer is to collect interest and principal from the borrowers and to remit funds to the investors. Funds are received daily but remittances to investors may be required at various intervals - daily, weekly, or monthly. Servicing fees are collected by mortgage servicers out of mortgage payments and are normally equal to a fixed percentage of the declining principal balance of the loan. Other functions of the mortgage servicer include monitoring delinquencies, collecting late fees, managing foreclosures, maintaining property tax and insurance escrow accounts and ensuring those payments are timely made, processing prepayments and loan assumption fees, providing investors and borrowers with required reports and tax reporting forms, and answering borrowers' inquiries.

Typically, the amount of the servicing fee is set at the original sale of a mortgage loan by an originator to an investor. The servicing fee available to the mortgage servicer to compensate for costs and to provide a return is that portion of the mortgage payment remaining after payment to the investor of its required return. Mortgage servicing fees generally range from 0.25% to 0.50% per annum of the outstanding principal balance of the mortgages serviced. The servicer retains the servicing fees out of monthly mortgage payments. Due to normal amortization of principal, the dollar amount of the fee earned on a particular mortgage will decline over time, and no further fee will be earned if the mortgage is prepaid or goes into default. Mortage servicers also receive compensation in the form of late fees and assumption fees, interest earned on escrow balances (where permitted by law) and principal and interest payments received prior to the servicer's remittance to the investor, and income from the sale of insurance products. This compensation is generally referred to as "ancillary income".

Mortgage Loan Origination

Mortgage loan origination involves offering mortgage loans at specified rates and fees; processing and verifying loan applications; reviewing borrower credit, appraised value and mortgage property title (collectively referred to as "underwriting"); and funding loans at closing. Mortgage loan origination produces revenue through loan application fees payable by the borrower when an application is made and through loan origination and other fees. After origination, depending on a particular mortgage banker's strategy, the mortgage banker will either retain the servicing rights with respect to the originated loans or sell such servicing rights. Mortgage bankers generally sell the underlying mortgages thereby avoiding interest rate risk associated with long term fixed rate instruments. The making of a mortgage loan directly to a homeowner is generally referred to as "retail origination", while the purchase of whole loans from mortgage brokers and other retail originators is referred to as "wholesale origination".

INDUSTRY TRENDS

During 1992 and 1993, the mortgage banking industry enjoyed tremendous growth driven by declining interest rates. According to the Mortgage Bankers Association of America ("MBA"), mortgage lending volume grew to $894 billion in 1992 from less than $600 billion in 1991, and reached an all time high of just over $1 trillion in 1993, of which $561 billion was in refinancings. In response to this level of business, existing mortgage banking companies greatly expanded their ability to do business and many new entities entered the market, both bank owned entities and independent mortgage banking companies. The industry not only enjoyed tremendous growth but also double digit returns.

The Federal Reserve, in a series of moves beginning on February 4, 1994, raised short term interest rates two and one half percentage points through the fourth quarter of 1994. In reponse to these moves in short term interest rates, interest rates on thirty year single family mortgage loans rose almost three full percentage points during 1994. This significant increase in interest rates had the effect of substantially reducing single family mortgage loan originations nationally. From the high of $1 trillion in originations in 1993, originations for 1994 declined to $769 billion and for 1995 declined even further to $636 billion.

The substantial decline in mortgage loan business had a dramatic negative impact on the mortgage banking business. First, with reduced volume, income from mortgage originations was down substantially in 1994 and 1995. Second, the industry was slow in reducing its capacity to originate and service loans resulting in intense price competition for the available business. Higher price subsidies to borrowers in response to increased price competition produced losses on sales of loans. These first two points were clearly demonstrated in a cost study by the MBA (see "Mortgage Banking", March 1996, page 53). This cost study revealed that: 1) origination revenue in 1994 decreased nearly 47% from the level in 1993, while origination expenses went down by only 16%; 2) the per-loan loss on loan production for the average firm was $1,386 which represents a 13.5% increase over 1993's production loss per loan; and 3) 34 loans were produced per production employee in 1994 versus 55 in 1993. Third, banks and savings and loans, which as a group had been less competitive in recent years, gained significant market share in 1994. While interest rates started leveling somewhat during late 1995 and into 1996 and originations by banks and thrifts declined from 1994 levels, they have become more active participants in the mortgage market. Banks and savings and loans have an advantage over independent mortgage companies in a rising rate environment as these lenders can price adjustable rate mortgages off their lower short term cost of funds. Additionally, in many instances, banks and savings and loans are willing and able to hold these adjustable rate mortgages in their portfolios at a time when a secondary market was not always available for similar loans originated by mortgage companies who are unable to hold loans in portfolio.
This became very significant in 1994 and into 1995 when the consumer demand for mortgages switched from fixed rate loans to adjustable rate loans as interest rates rose.

The difficult mortgage market during 1994 and 1995 placed tremendous pressure on the operating margins of the industry. The result was significantly reduced profitability, and, in many instances, operating losses. Due to the severity of this market, a far ranging restructuring and consolidation of the industry started taking place. Mortgage banking as a stand-alone business was shrinking as commercial banks bought out many of the major entities and small to medium sized independent mortgage banking companies found it harder, if not impossible, to make it on their own.


THE COMPANY'S MORTGAGE BANKING OPERATIONS

General

First Chesapeake Financial Corporation (the "Company") was incorporated in the Commonwealth of Virginia in May 1992 to engage in the mortgage banking business. The Company acquired its initial mortgage loan servicing portfolio in December 1992, and commenced servicing operations in January 1993. As of December 31, 1996, the Company did not have any operating activities and is currently seeking operational opportunities. Prior to acquiring its initial servicing portfolio, the Company was in the development stage and management of the Company focused on establishing the infrastructure of the Company consisting primarily of obtaining agency approvals (FNMA, FHLMC and HUD), hiring employees, estabishing office facilities, and obtaining the necessary hardware and software to perform mortgage loan servicing operations.

The Company's original business plan was to be a servicer of mortgage loans only, purchasing mortgage loan servicing either through brokers or directly from holders of such servicing. During 1992 and 1993, the Company purchased the rights to service approximately 6,750 loans with unpaid principal balances at the time of purchase of approximately $718,888,000.

In early 1993 management believed that to fully capitalize on mortgage banking opportunities it would be necessary to also originate mortgage loans as well as service them. Management believed that the ability to originate mortgage loans would greatly enhance its ability to accumulate mortgage loan servicing at the least possible cost and to replace mortgage loan servicing that may dissipate through unanticipated prepayments. Additionally, profit margins on mortgage loan originations were attractive. Accordingly, the Company began to actively seek an origination opportunity and, in October 1993, executed an Agreement and Plan of Merger, effective as of September 30, 1993, for a stock for stock merger with Waterford Mortgage Corporation ("Waterford"), a residential mortgage loan origination operation located in McLean, Virginia. Waterford originated loans in Virginia, Washington, D.C., Maryland and North Carolina.

The Company has received revenues from two sources, mortgage loan servicing activities and origination activities. Revenues related to servicing mortgage loans are derived principally from servicing fees earned in connection with the collection and processing of mortgage loan payments and the administration of mortgage loans on behalf of investors. Revenues from mortgage loan origination activities are generated from mortgage loan origination and related fees, interest income earned on mortgage loans until they are sold and net gains, if any, on the sale of mortgage loans.

Mortgage Loan Servicing

The Company's loan servicing activities include collecting and remitting loan payments, accounting for principal and interest, reporting to investors, collecting and holding escrow funds for payment of mortgage related expenses such as taxes and insurance, making advances to investors to cover delinquent payments, making inspections of mortgage properties as required, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, and generallly administering the loans. The Company receives a fee for servicing mortgage loans, generally ranging from 0.25% to 0.50% per annum on the declining unpaid principal balances of the loans. Servicing fees are collected by the Company out of the monthly mortgage payments made by the mortgagors. Other sources of loan servicing revenues include late charges, commissions from optional insurance premiums, transfer and assumption fees.

As the servicer of mortgage loans underlying mortgage-backed securities issued by FNMA and FHLMC, the Company is obligated to make timely payments of principal and interest to investors, whether or not such payments have been received by the Company from the borrowers. Although FNMA and FHLMC are obligated to reimburse the Company for principal and interest payments advanced by the Company as the servicer, the funding of delinquent payments or the exercise of foreclosure rights involves costs to the Company which may not be completely recouped.

The Company obtained most of its mortgage loan servicing through bulk purchases from the originators of the loans. In purchasing mortgage loan servicing rights, the Company performed many different tasks. First, the Company analyzed the servicing portfolio characteristics in relation to the Company's financial expectations and submitted an offer to purchase. The Company performed this analysis utilizing a computer model which values the servicing portfolio given certain assumptions principally related to prepayment expectations and costs to service. If the offer was accepted, then a due diligence review of the portfolio was conducted to verify the portfolio's characteristics and parameters. Once this was successfully completed, a Purchase and Sale Agreement, and if needed, an Interim Servicing Agreement was negotiated. After these agreements were completed, other documents were secured such as the Agency Approval of Transfer, attorney's opinions, Certificates of Good Standing, etc. The transaction cost varied with the size of the portfolio, however the cost for closing and related expenses was not generally material to the purchase price.

Once the mortgage servicing was transferred to the Company, the loans were then entered into the Company's servicing system either by tape-to-tape transfer or manually depending on the size and scope of the transaction. The Company utilized a loan servicing computer system developed and sold by Computer Power, Inc. ("CPI"). The CPI system provided the Company with the capability to handle up to approximately 100,000 loans before significant additional hardware investment would have been required.

A number of uncertainties could affect the value of servicing rights and, therefore, the Company's income and cash flows, such as early prepayment of the loans. The value of servicing rights is derived from the expected stream of cash flows. In estimating expected future cash flows, the Company assumes a prepayment rate on the underlying loans. If prepayments are faster than expected, then the value of the servicing rights is diminished and would decrease the Company's cash flow and income. If the prepayments are slower than expected, then the value is enhanced. Another uncertainty is the asset quality of the underlying loans. If the loans were to be of inferior quality and subject to poor underwriting standards, the Company would experience the possibility of loss of income due to an increase in foreclosures. As a result pf these uncertainties, the fair value of the servicing asset could be materially less than the amortized purchase price.

The Company addressed these uncertainties as follows. First, declining mortgage loan interest rates generally result in prepayments of mortgage loans occurring faster than expected as mortgagors take advantage of lower interest rates by refinancing their mortgage. The Company entered into option contracts on thirty year U.S. Treasury bonds that increase in value if interest rates decline, in an attempt to offset write-offs resulting from unanticipated prepayments. At December 31, 1996, the Company did not have any open option positions. Second, with respect to loan quality, the Company established stringent quality control policies and procedures designed to protect and prevent poor underwriting standards. Compliance with these policies and procedures is continually monitored by management.

While the Company believes it has taken the necessary steps to appropriately address these uncertainties, these uncertainties cannot be eliminated nor can any assurance be given that actions taken by management will be effective in addressing these uncertainties.

The Company's purchased mortgage servicing rights were collateral for a credit facility with NationsBank, N.A. (the "Bank"). This credit facility expired on August 31, 1994. In early August, 1994, the Bank unexpectedly informed the Company that it did not desire to continue to lend on mortgage banking assets and asked the Company to seek alternative financing. Accordingly, the Company had discussions with other lenders to determine if financing was available and on what terms. Based on these discussions, the Company believes it could have obtained alternative financing for its servicing portfolio, however, the terms of such financing would not have been favorable to the Company.

The volume of servicing the Company had attained was not profitable and the Company determined that building the servicing portfolio to a size that would provide reasonable returns was becoming less feasible. First, with rising interest rates and the resultant decline in prepayments, the price of servicing was increasing substantially. The demand and therefore the price of servicing was also being driven up due to the decline in available product. Second, due to the lack of origination volume, the Company could not create an economically viable amount of its own servicing.

Faced with these factors, managment believed it was in the Company's best interest to sell its existing servicing portfolio and pay out the NationsBank credit facility. Accordingly, on October 18, 1994, the Company executed a letter of intent with MCA Mortgage Corporation ("MCA") whereby the Company sold substantially all of its servicing rights to MCA. The date of sale was November 30, 1994 and transfer of the servicing rights was completed by May 1, 1995. The sale resulted in a loss of approximately $540,000 but provided cash to the Company of approximately $2,500,000 after payoff of the NationsBank credit facility and expenses associated with the sale. Given the significant reduction in the amount of loan servicing during 1995, the Company significantly reduced its overhead expenses associated with loan servicing, and therefore its capacity to service loans. Since the sale to MCA, the Company has only been responsible for loans it originated and sold to FNMA, FHLMC or other investors, which amounted to approximately $7,500,000 at December 31, 1996 (see Note 2 of "Notes to Consolidated Financial Statements"). Subsequent to December 31, 1996, this remaining servicing was sold at a small gain.

Mortgage Loan Origination

The Company, through its wholly owned subsidiary Waterford, originated both conventional and nonconforming mortgage loans. The Company's guidelines for underwriting the conventional conforming loans it originated complied with the criteria established by FNMA or FHLMC. The Company was also approved to originate loans insured by the FHA or guaranteed by the VA. Waterford also originated conventional nonconforming mortgage loans (loans for single family homes that do not meet the criteria established ny FNMA or FHLMC) and the underwriting guidelines and property standards used for such loans were based on the underwriting standards required by institutional investors to which such loans were sold.

All of Waterford's mortgage loan origination was done from one office in McLean, Virginia. During 1995, Waterford originated approximately $51,000,000 in mortgage loans primarily in Washington, D.C. and in the states of Virginia and Maryland. This compares with $113,000,000 in 1994 and $125,000,000 in originations in 1993. All such loans were sold servicing released to investors.

Management's plan in the acquisition of Waterford was to expand the Waterford operation to become a significant originator of mortgage loans. Accordingly, during 1994 and into the first quarter of 1995, management recruited personnel who had the necessary industry experience to significantly expand mortgage loan production and invested heavily in additional office space and fixed assets for Waterford.

In making a substantial investment in its capacity to originate mortgage loans, management believed this investment would generate sufficient mortgage loan origination volume to enable the Company to be profitable in 1994. However, as discussed previously, the volume of mortgage loans nationally declined significantly during 1994 and into 1995 due to rising interest rates and the Company suffered significant operating losses during these years as did many other independent mortgage banking companies. In response to these losses, the Company took steps to reduce overhead expenses, including the reduction of employees. However, the losses continued into 1995 because the volume of origination business being generated by Waterford could not support even a minimum amount of overhead expenses. Given the continued losses and inability to substantially increase origination volume, management made the decision in the second quarter of 1995 to significantly reduce its overhead associated with mortgage loan production and closed Waterford (the Company also closed an inactive mortgage loan origination subsidiary, First Chesapeake Mortgage Corporation). The Company recorded restructuring costs of $450,000 during 1995 to recognize expected costs associated with this restructuring. During 1996, the Company paid approximately $178,000 in restructuring related expenses (consisting primarily of payout on employment contracts), substantially all of which was accrued at December 31, 1995 (see Notes 1 and 11 of "Notes to Consolidated Financial Statements").

To the extent that general demand for conforming mortgage loans remains at or below its current level and price competition within the industry continues, future operating margins for the conforming mortgage loan origination business will remain under pressure. Accordingly, management does not plan to reenter the conforming mortgage loan origination business in the near future.

Other Business Strategies

Given the highly competitive state of the conforming mortgage origination market and management's belief that it could not compete profitably in traditional mortgage banking activities, the Company has had to seek alternative business strategies in an attempt to achieve profitable operations. One strategy the Company pursued was the origination of nonconforming mortgage loans where the borrower had some credit issue that did not allow them to obtain traditional mortgage financing (commonly referred to as "B paper" loans). In December 1994, the Company formed a subsidiary, American Mortgage Express, Inc. ("AME"), to originate B paper loans and hired an individual with over twenty years experience with this type of lending to run the operations. During 1995 and 1996, AME struggled to attain profitable operations, and in fact was profitable for six months in 1995. However, AME was never able to attain the level of loan originations necessary to maintain proftability even though it hired many qualified individuals and obtained the necessary warehouse financing. Accordingly, the directors of the Company determined to cease AME's operations effective as of January 30, 1997 (see Note 13 of "Notes to Consolidated Financial Statements"). As part of AME's cessation of operations, the warehouse line of credit was not extended beyond its expiration on February 28, 1997 (see
Note 5 of "Notes to Consolidated Financial Statements").

In late 1995, the Company acquired 60% interest in a startup company, National Archives, Inc. (formerly known as National Business Archives, Inc.), a Pennsylvania corporation, for a purchase price of $150,000 in cash and certain furniture and equipment valued at approximately $38,000. This acquisition was funded from the Company's cash-on-hand and with fixed assets from the closure of Waterford. National Archives is located in Philadelphia, Pennsylvania and provides document archive services from a rented warehouse. While management believes there is a good demand for document archive services in the Philadelphia area from local government and businesses, this Company has been slow in attracting new customers and has not yet attained profitable operations.

Also, on December 11, 1995, the Company executed a Letter of Intent to acquire all of the outstanding stock of a federal savings bank located in Florida for a purchase price of approximately $5.5 million (see Note 13 of "Notes to Consolidated Financial Statements"). Management has extensive experience in operating financial institutions and believed the acquisition of a savings bank would provide the operations necessary to attain profitability. Consumation of this transaction was subject to the completion of due diligence procedures, execution of a definitive acquisition agreement between parties, approval by both boards of directors and regulatory approval. A Stock Purchase Agreement

(the "Agreement") was executed between the parties which expired on September 30, 1996 before the Company could obtain regulatory approval of the transaction from the Office of Thrift Supervision. The parties negotiated an extension of the Agreement to December 31, 1996 to provide the Company with additional time to obtain regulatory approval. The Company was unable to obtain regulatory approval by December 31, 1996 and was unable to negotiate an extension of the Agreement with the savings bank's stockholders past December 31, 1996. As a result, on March 5, 1997 the Company withdrew its Application for Change of Control with the Office of Thrift Supervision. At December 31, 1996, the Company wrote off approximately $219,000 in capitalized expenses related to this failed transaction.

With the closure of AME and the unsuccessful acquisition of a savings bank, the Company currently does not have any operating activities. Management is currently actively seeking operational opportunities in the financial services industry or other suitable investment opportunities. However, no assurance can be given that management will be able to find a suitable business opportunity in the financial services industry or attain profitable operations.

Competition

The mortgage banking industry is highly competitive. The Company competed with other financial institutions, such as mortgage bankers, commercial banks, savings and loan associations, savings banks, credit unions, loan brokers and insurance companies in the production of mortgage loans. The Company competed principally by offering loans with competitive features, by emphasizing the quality of its service and by pricing its range of products at competitive rates.

Most of the Company's competitors have financial resources that are substantially greater than those of the Company.

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

Regulation

Mortgage banking is a highly regulated industry. The industry is subject to the rules and regulations of, and examinations by, HUD, FNMA, FHLMC, FHA, GNMA and the VA and state regulatory authorities with respect to originating, processing, underwriting, selling, securitizing and servicing residential mortgage loans. In addition, there are other federal and state statutes and regulations affecting such activities. These rules and regulations, among other things, govern how mortgage servicers process a mortgagor's payment, require an annual analysis of the Company's escrow balances and also regulate the procedure for making investor payments.

There are also numerous rules and regulations imposed on mortgage loan originators. These rules and regulations require originators to obtain or maintain licenses, establish eligibility criteria for mortgage loans, prohibit discrimination, provide for inspections and appraisals of properties, require credit reports on prospective borrowers, regulate payment features and, in some cases, fix maximum interest rates, fees and loan amounts. Failure to comply with these requirements can lead to a loss of approved status, termination of servicing contracts without compensation to the servicer, demands for indemnification or loan repurchases, class action law suits and administrative enforcement actions. There can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future, which could make compliance more difficult or expensive, and to the extent that the Company expands its loan origination activities in the future, restrict the Company's ability to originate or sell mortgage loans, further limit or restrict the amount of interest and other charges earned from loans originated or purchased by the Company, or otherwise adversely affect the business or prospects of the Company.

Employees

As of December 31, 1996, the Company had fifteen employees, substantially all of whom were full-time employees. Of these, six were employed at the Company's headquarters in Richmond, Virginia, seven were employed at American Mortgage Express in Columbia, Maryland, and two were employed at National Archives in Philadelphia, Pennsylvania. As a result of the closing of American Mortgage Express discussed previously, the seven employees of this company and two of the employees at the Company's headquarters in Richmond were terminated subsequent to December 31, 1996. None of the Company's employees are represented by unions. The Company considers its relations with its employees to be good.


ITEM 2. DESCRIPTION OF PROPERTY

The Company's corporate and administrative headquarters are located in Richmond, Virginia which comprise approximately 1,900 square feet of leased space. This lease expires in September 1997 and has remaining lease payments of approximately $22,500.

The Company's subsidiary, AME, leased approximately 2,500 square feet of office space in Columbia, Maryland. This lease commenced on January 11, 1995, expires on January 31, 1998 and has annual lease payments of approximately $41,000. Subsequent to December 31, 1996 in conjunction with the closing of AME, the Company was able to negotiate a termination of this lease with the landlord as of March 31, 1997 at no cost to the Company. Accordingly, at December 31, 1996 the Company's actual obligation under this lease amounted to approximately $10,300 for the first three months of 1997.

Management believes that the Company's current facilities are suitable and adequate for its business as well as to meet its near term expansion plans. The Company has no plans to purchase any properties.

ITEM 3. LEGAL PROCEEDINGS

On June 6, 1996, Robert L. Nichols and John J. Morrissey ("Plaintiffs") filed a lawsuit in the Circuit Court of Fairfax County, Virginia against the Company and two of its principal officers, Max E. Gray and C. Harril Whitehurst, Jr. ("Defendants"), in the matter captioned "Robert L. Nichols, et al. v. Max E. Gray, et al", Law No. 152839 ("the Lawsuit"). Plaintiffs are former owners and employees of Waterford Mortgage Corporation ("Waterford"), a former wholly owned subsidiary of the Company which ceased operations during June of 1995. During March of 1994, Waterford was merged into a subsidiary of First Chesapeake Financial Corporation and became a wholly owned subsidiary of the Company. Plaintiffs allege in their Lawsuit, among other things, that: (1) Defendants made fraudulent representations to Plaintiffs and fraudulently failed to disclose certain matters to Plaintiffs which induced Plaintiffs to merge Waterford into the Company in exchange for stock in the Company; and
(2) Defendants breached various contractual agreements allegedly made to Plaintiffs in connection with the merger or arising out of Plaintiffs' employment as officers of Waterford after the merger. Plaintiffs seek alleged compensatory damages in the range of approximately $1.3 million to $1.9 million, unspecified punitive damages, and reimbursement of their costs, expenses and legal fees in filing suit. The Lawsuit is still in the discovery stage and the probable outcome of the case cannot be determined. Trial is scheduled for September 29 through October 2, 1997. The Company and its officers have denied Plaintiffs' allegations and are vigorously contesting the Lawsuit. No provision for any liability that may result from the action has been made in the financial statements.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the Company's fourth fiscal quarter of the year ended December 31, 1996, no matter was submitted to a vote of the Company's security holders, either by proxy solicitations or otherwise.

Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is not listed on any exchange. However, market quotes for the Company's common stock (under the symbol "FCFN") may be obtained from the National Association of Securities Dealers through the NASD OTC
Bulletin Board, its automated system for reporting non-NASDAQ quotes. The following table sets forth, for the indicated calendar periods, the high and low bid prices (as reported by the OTC Bulletin Board) for the Company's common stock:

                                                        Bid Price
                                                -------------------------
                                                  High            Low
                                                ---------       ---------
1995
----
First Quarter.................................      7/8             1/4
Second Quarter................................      5/8             1/16
Third Quarter.................................    1 3/8             5/8
Fourth Quarter................................      15/16           1/8

1996
----
First Quarter.................................      11/16           1/8
Second Quarter................................      11/16           1/4
Third Quarter.................................      1/2             5/16
Fourth Quarter................................      17/32           1/8

1997
----
First Quarter (through March 14)..............      1/2             1/8


The prices set forth in this table represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not necessarily represent actual transactions.

As of March 14, 1997, there were 274 stockholders of record, however the Company believes there were over 300 beneficial stockholders of the Company's common stock.

The Company has never declared or paid a dividend on its common stock, and management expects that the substantial portion of the Company's earnings, if any, for the foreseeable future will be retained for expansion or development of the Company's business. The decision to pay dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements, financial condition and other relevant factors such as loan covenants or other contractual obligations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction the audited financial statements and the notes thereto included elsewhere in this report.

GENERAL

First Chesapeake Financial Corporation (the "Company") was incorporated in the state of Virginia in May 1992 to engage in the mortgage banking business. The Company acquired its initial mortgage loan servicing portfolio in December 1992, and commenced servicing operations in January 1993. Prior thereto, the the Company was in the development stage and management of the Company focused on establishing the infrastructure of the Company consisting primarily of obtaining agency approvals (FNMA, FHLMC and HUD), hiring employees, establishing office facilities, and obtaining the necessary hardware and software to perform mortgage loan servicing operations.

The Company's original business plan was to be a servicer of mortgage loans only, purchasing mortgage loan servicing either through brokers or directly from holders of such servicing. During 1992 and 1993, the Company purchased the rights to service approximately 6,750 loans with unpaid principal balances at the time of purchase of approximately $718,888,000.

In early 1993 management believed that to fully capitalize on mortgage banking opportunities it would be necessary to also originate mortgage loans as well as service them. Management believed that the ability to originate mortgage loans would greatly enhance its ability to accumulate mortgage loan servicing at the least possible cost and to replace mortgage loan servicing that may dissipate through unanticipated prepayments. Additionally, profit margins on mortgage loan originations were attractive. Accordingly, the Company began to actively seek an origination opportunity and, in October 1993, executed an Agreement and plan of Merger, effective as of September 30, 1993, for a stock for stock merger with Waterford Mortgage Corporation ("Waterford"), a residential mortgage loan origination operation located in McLean, Virginia. Waterford originated loans in Virginia, Washington, D.C., Maryland and North Carolina.

The Company has received revenues from two sources, mortgage loan origination activities and servicing activities. Revenues from mortgage loan origination activities are generated from mortgage loan origination and related fees, interest income earned on mortgage loans until they are sold and net gains, if any, on the sale of mortgage loans. Revenues related to servicing mortgage loans are derived principally from servicing fees earned in connection with the collection and processing of mortgage loan payments and the administration of mortgage loans on behalf of investors.

Mortgage Loan Servicing

The Company's purchased mortgage servicing rights were collateral for a credit facility with NationsBank, N.A. (the "Bank"). This credit facility expired on August 31, 1994. In early August 1994, the Bank unexpectedly informed the Company that it did not desire to continue to lend on mortgage banking assets and asked the Company to seek alternative financing. Accordingly, the Company had discussions with other lenders to determine if financing was available and on what terms. Based on these discussions, the Company believes it could have obtained alternative financing for its servicing portfolio, however, the terms of such financing would not have been favorable to the Company.

The volume of servicing the Company had attained was not profitable and the Company determined that building the servicing portfolio to a size that would provide reasonable returns was becoming less feasible. First, with rising interest rates and the resultant decline in prepayments, the price of servicing was increasing substantially. The demand and therefore the price of servicing was also being driven up due to the decline in available product. Second, due to the lack of origination volume, the Company could not create an economically viable amount of its own servicing.

Faced with these factors, managment believed it was in the Company's best interest to sell its existing servicing portfolio and to repay the NationsBank credit facility. Accordingly, on October 18, 1994, the Company executed a letter of intent with MCA Mortgage Corporation ("MCA") whereby the Company sold substantially all of its servicing rights to MCA. The date of sale was November 30, 1994 and transfer of the servicing rights was completed by May 1, 1995. The sale resulted in a loss of approximately $540,000 but provided cash to the Company of approximately $2,500,000 after payoff of the NationsBank credit facility and expenses associated with the sale. Given the significant reduction in the amount of loan servicing during 1995, the Company significantly reduced its overhead expenses associated with loan servicing, and therefore its capacity to service loans. Since the sale to MCA, the Company has only been responsible for loans it originated and sold to FNMA, FHLMC or other investors, which amounted to approximately $7,500,000 at December 31, 1996 (see Note 2 of "Notes to Consolidated Financial Statements"). Subsequent to December 31, 1996, this remaining servicing was sold at a small gain.

Mortgage Loan Origination

The Company, through its wholly owned subsidiary Waterford, originated both conventional and nonconforming mortgage loans. The Company's guidelines for underwriting the conventional conforming loans it originated complied with the criteria established by FNMA or FHLMC. The Company was also approved to originate loans insured by the FHA or guaranteed by the VA. Waterford also originated conventional nonconforming mortgage loans (loans for single family homes that do not meet the criteria established ny FNMA or FHLMC) and the underwriting guidelines and property standards used for such loans were based on the underwriting standards required by institutional investors to which such loans were sold.

All of Waterford's mortgage loan origination was done from one office in McLean, Virginia. During 1995, Waterford originated approximately $51,000,000 in mortgage loans primarily in Washington, D.C. and in the states of Virginia and Maryland. This compares with $113,000,000 in 1994 and $125,000,000 in originations in 1993. All such loans were sold servicing released to investors.

Management's plan in the acquisition of Waterford was to expand the Waterford operation to become a significant originator of mortgage loans. Accordingly, during 1994 and into the first quarter of 1995, management recruited personnel who had the necessary industry experience to significantly expand mortgage loan production and invested heavily in additional office space and fixed assets for Waterford.

In making a substantial investment in its capacity to originate mortgage loans, management believed this investment would generate sufficient mortgage loan origination volume to enable the Company to be profitable in 1994. However, as discussed previously, the volume of mortgage loans nationally declined significantly during 1994 and into 1995 due to rising interest rates and the Company suffered significant operating losses during these years as did many other independent mortgage banking companies. In response to these losses, the Company took steps to reduce overhead expenses, including the reduction of employees. However, the losses continued into 1995 because the volume of origination business being generated by Waterford could not support even a minimum amount of overhead expenses. Given the continued losses and inability to substantially increase origination volume, management made the decision in the second quarter of 1995 to significantly reduce its overhead associated with mortgage loan production and closed Waterford (the Company also closed an inactive mortgage loan origination subsidiary, First Chesapeake Mortgage Corporation). The Company recorded restructuring costs of $450,000 during 1995 to recognize expected costs associated with this restructuring. During 1996, the Company paid approximately $178,000 in restructuring related expenses (consisting primarily of payout on employment contracts), substantially all of which was accrued at December 31, 1995 (see Notes 1 and 11 of "Notes to Consolidated Financial Statements").

To the extent that general demand for conforming mortgage loans remains at or below its current level and price competition within the industry continues, future operating margins for the conforming mortgage loan origination business will remain under pressure. Accordingly, management does not plan to reenter the conforming mortgage loan origination business in the near future.

Other Business Strategies

Given the highly competitive state of the conforming mortgage origination market and management's belief that it could not compete profitably in traditional mortgage banking activities, the Company has had to seek alternative business strategies in an attempt to achieve profitable operations. One strategy the Company pursued was the origination of nonconforming mortgage loans where the borrower had some credit issue that did not allow them to obtain traditional mortgage financing (commonly referred to as "B paper" loans). In December 1994, the Company formed a subsidiary, American Mortgage Express, Inc. ("AME"), to originate B paper loans and hired an individual with over twenty years experience with this type of lending to run the operations. During 1995 and 1996, AME struggled to attain profitable operations, and in fact was profitable for six months in 1995. However, AME was never able to attain the level of loan originations necessary to maintain profitability even though it hired many qualified individuals and obtained the necessary warehouse financing. Accordingly, the directors of the Company determined to cease AME's operations effective as of January 30, 1997 (see Note 13 of "Notes to Consolidated Financial Statements"). As part of AME's cessation of operations, the warehouse line of credit was not extended beyond its expiration on February 28, 1997 (see
Note 5 of "Notes to Consolidated Financial Statements").

In late 1995, the Company acquired 60% interest in a startup company, National Archives, Inc. (formerly known as National Business Archives, Inc.), a Pennsylvania corporation, for a purchase price of $150,000 in cash and certain furniture and equipment valued at approximately $38,000. This acquisition was funded from the Company's cash-on-hand and with fixed assets from the closure of Waterford. National Archives is located in Philadelphia, Pennsylvania and provides document archive services from a rented warehouse. While management believes there is a good demand for document archive services in the Philadelphia area from local government and businesses, this Company has been slow in attracting new customers and has not yet attained profitable operations.

Also, on December 11, 1995, the Company executed a Letter of Intent to acquire all of the outstanding stock of a federal savings bank located in Florida for a purchase price of approximately $5.5 million (see Note 13 of "Notes to Consolidated Financial Statements"). Management has extensive experience in operating financial institutions and believed the acquisition of a savings bank would provide the operations necessary to attain profitability. Consumation of this transaction was subject to the completion of due diligence procedures, execution of a definitive acquisition agreement between parties, approval by both boards of directors and regulatory approval. A Stock Purchase Agreement (the "Agreement") was executed between the parties which expired on September 30, 1996 before the Company could obtain regulatory approval of the transaction from the Office of Thrift Supervision. The parties negotiated an extension of the Agreement to December 31, 1996 to provide the Company with additional time to obtain regulatory approval. The Company was unable to obtain regulatory approval by December 31, 1996 and was unable to negotiate an extension of the Agreement with the savings bank's stockholders past December 31, 1996. As a result, on March 5, 1997 the Company withdrew its Application for Change of Control with the Office of Thrift Supervision. At December 31, 1996, the Company wrote off approximately $219,000 in capitalized expenses related to this failed transaction.

With the closure of AME and the unsuccessful acquisition of a savings bank, the Company currently does not have any operating activities. Management is currently actively seeking operational opportunities in the financial services industry or other suitable investment opportunities. However, no assurance can be given that management will be able to find a suitable business opportunity in the financial services industry or attain profitable operations.

FINANCIAL CONDITION

Assets of the Company decreased from $4,554,471 at December 31, 1995 to $1,943,035 at December 31, 1996, a decrease of $2.6 million or 57%. This decrease was primarily due to the use of assets by the Company's operating loss of $1,346,000 and the paydown of the warehouse credit facility of $1,124,000.
At December 31, 1996, the Company's primary assets consist of cash of $1,120,000 and fixed assets of $361,000. Liabilities have been substantially reduced to $121,000 primarily made up of trade payables.

The significant declines in the Company's assets during the last three years have resulted due to the significant operating losses and the reduction in mortgage banking activities with the closures of Waterford and AME. Given the operating losses from mortgage banking activities the Company has experienced over the last three years, the Company believed it was prudent to close down theses activities to safeguard the remaining assets.

RESULTS OF OPERATIONS

Current Year Performance and Earnings Outlook

The Company incurred a loss of $1,346,000 for the year ended December 31, 1996. This loss is a result of the Company's continued inability to attain profitable operations from mortgage banking activities. Part of this loss was attributable to a $62,000 loss on the foreclosure of one loan and the writeoff of $219,000 associated with the failed attempt to acquire a savings bank discussed previously.

As discussed previously, the Company has closed all its mortgage banking activities, and is actively seeking operational opportunities in the financial services industry or other suitable investment opportunities. However, no assurance can be given that management will be able to find a suitable business opportunity or attain profitable operations.

Comparison of Year Ended December 31, 1996 to Year Ended December 31, 1995

The Company incurred a loss of $1,346,331 for the year ended December 31, 1996 compared to a loss of $2,539,345 for the year ended December 31, 1995. The significant reduction in the loss is a result of the closure of Waterford. Waterford's loss in 1995 amounted to $1,170,000 in only six months of operations. In addition, the Company recorded $450,000 in restructuring charges in 1995 related to winding up the operations of Waterford after its closure.

Total revenues for the year ended December 31, 1996 amounted to $368,447 representing a decrease of $1,349,715, or 79%, when compared to 1995's revenues of $1,718,162. The Company's principal sources of revenue have been fees from mortgage origination, loan sales and servicing activities. The decline in revenue is directly related to the closure of Waterford which resulted in declines of $244,000 in origination fees, $790,000 in gains on loan sales and $65,000 in net interest income. Further, the Company had anticipated that the operations of AME would compensate somewhat for lower revenues resulting from the closure of Waterford, however, this did not occur due to AME's inability to generate any significant loan volume as discussed previously.

Total expenses for 1996 amounted to $1,714,778 as compared to $4,257,507 in 1995, a decrease of $2,542,729 or 60%. This substantial decrease is directly attributable to the closure of Waterford. The primary components of this decrease were declines in compensation and benefits of $1,568,367, restructuring charges of $437,000, occupancy costs of $154,000 and other expenses of $263,000.

Comparison of Year Ended December 31, 1995 to Year Ended December 31, 1994

The Company incurred a loss of $2,539,345 for the year ended December 31, 1995 compared to a loss of $3,308,432 for the year ended December 31, 1994. The 1994 loss resulted because the Company made a substantial investment in its origination capability in 1994 at the same time rising interest rates greatly depressed origination volume nationally. In response to these losses, the Company took steps to reduce overhead expenses, including the reduction of employees. However, the losses continued into 1995 because the volume of origination business being generated could not support even a minimum amount of overhead expenses. Given the continued losses and the inability to substantially increase origination volume, management made the decision in the second quarter of 1995 to significantly reduce its overhead associated with mortgage loan production and closed its subsidiary, Waterford Mortgage Corporation. The Company recorded restructuring costs of $450,000 during 1995 to recognize expected costs associated with this reorganization (see Note 1 of "Notes to Consolidated Financial Statements").

Total revenues for the year ended December 31, 1995 amounted to $1,718,162 representing a decrease of $1,541,391, or 47%, when compared to 1994. If amortization of purchased mortgage servicing rights is netted against the associated servicing revenues for the year ended December 31, 1994, total revenues for the year ended December 31, 1994 amounted to $2,226,114 resulting in a decrease in revenues of $507,952, or 23%. This allows for a better comparison as there was no amortization of purchased mortgage servicing rights in 1995 due to the sale of the servicing rights in November 1994.

The Company experienced the decrease in revenues as a result of the sale of its servicing portfolio on November 30, 1994 and the closure of Waterford in the second quarter of 1995. As a result of the servicing sale, servicing fees declined by approximately $799,000, or 85%, after netting amortization in 1994, from approximately $936,000 in 1994 to approximately $137,000 in 1995. As a result of the closure of Waterford, mortgage origination fees declined from approximately $861,000 in 1994 to approximately $283,000 in 1995, a $578,000 decrease. These declines in revenues were partially offset by increases of approximately $658,000 in gain from loan sales and approximately $251,000 in net interest income. These increases resulted primarily due to the operations of AME in 1995 with no similar operations in 1994.

Expenses for 1995 amounted to approximately $4,258,000 as compared to $5,535,000 in 1994 after netting amortization of purchased mortgage servicing rights against revenues, a decrease of $1,277,000, or 23%. This decrease is primarily attributable to a reduction in overhead associated with the sale of servicing and the closure of the origination operations of Waterford. Additionally, expenses in 1995 included $450,000 in restructuring expenses (see Note 1 of "Notes to Consolidated Financial Statements") associated with the closure of Waterford, and expenses in 1994 included a $545,000 loss from the sale of servicing rights. These items are not recurring in nature.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity requirements have been the funding of its mortgage banking operations, the net cost of mortgage loan originations and the purchase of mortgage loan servicing rights. With the closure of its mortgage banking operations, the Company's liquidity requirements will be the funding of its remaining overhead expenses and any new business opportunities that may be approved by the Board of Directors. The Company may have to seek additional capital infusion to take advantage of new business opportunities. While the Company believes it can attract the necessary capital to provide the liquidity necessary to pursue new business opportunities, no assurance can be given that it will in fact be able to do so.

Cash and cash equivalents at December 31, 1996 amounted to $1,120,065 as compared to $1,833,216 at December 31, 1995, or a decrease of $713,151.

During 1996, the Company's operating activities utilized $75,767 as compared to providing $12,941,568 in 1995. These amounts reflect the change in loans held for sale without regard to the associated change in the warehouse line of credit reflected in financing activities. Netting the change in the warehouse line of credit against loans held for sale provides a better picture of utilization of funds from operating activities. If the change in the warehouse line of credit is netted against the change in loans held for sale, the Company's operating activities utilized $1,198,364 in 1996 as compared to a utilization of $2,038,310 in 1995. The utilization of cash resources from operating activities in both years resulted from the Company's net loss for each year.

The Company's investing activities provided $486,955 in cash resources in 1996 as compared to providing $5,513,868 in 1995. In 1996 the principal sources of cash from investing activities were provided from the final proceeds from sale of the servicing portfolio of $196,934 and proceeds from the sale of real estate of $293,375. In 1995 cash resources were primarily provided by approximately $6.6 million received from the sale of the servicing portfolio, partially offset by purchases of furniture and equipment of $241,910, $400,696 in additions to real estate owned and $397,500 in payments on purchases of mortgage servicing rights.

Without consideration for the change in the warehouse line of credit, financing activities utilized $1,742 during 1996 and $4,115,249 during 1995. The cash resources utilized in 1996 are immaterial and the utilization in 1995 resulted from the repayment of the revolving line of credit utilized to acquire servicing. The repayment of this line of credit corresponded to the sale of servicing in 1994 and is no longer available to the Company.

In the past, the Company has relied on net proceeds from capital raising activities, a servicing secured bank facility, and a warehouse credit facility to meet its liquidity requirements. As discussed previously, the servicing secured bank facility has been terminated and the warehouse credit facility expired on February 28, 1997 and was not extended. Accordingly, neither of these two sources of liquidity will be available to the Company in the future (see "The Company's Mortgage Banking Activities").

As of December 31, 1996, the Company had cash and cash equivalents of $1,120,065, and available borrowings of $3 million pursuant to AME's warehouse facility. However, the warehouse facility expired on February 28, 1997 and was not extended. Management believes its current liquidity and cash resources are adequate to meet its near-term goals, however, the Company may have to seek additional capital infusion to take advantage of new business opportunities. While the Company believes it can attract the necessary capital to provide the liquidity necessary to pursue new business opportunities, no assurance can be given that it will in fact be able to do so.

ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 is effective for financial statements, including interim periods, issued for periods ending after December 15, 1997. SFAS 128 provides a different method for calculating earnings per share than is currently used in accordance with APB 15, "Earnings per Share". SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in earnings of an entity, similar to fully diluted earnings per share. Management does not expect the application of this pronouncement to have a material effect on the financial statements of the Company.

Regulation

Mortgage banking is a highly regulated industry. The industry is subject to the rules and regulations of, and examinations by, HUD, FNMA, FHLMC, FHA, GNMA and the VA and state regulatory authorities with respect to originating, processing, underwriting, selling, securitizing and servicing residential mortgage loans. In addition, there are other federal and state statutes and regulations affecting such activities. These rules and regulations, among other things, govern how mortgage servicers process a mortgagor's payment, require an annual analysis of the Company's escrow balances and also regulate the procedure for making investor payments.

There are also numerous rules and regulations imposed on mortgage loan originators. These rules and regulations require originators to obtain or maintain licenses, establish eligibility criteria for mortgage loans, prohibit discrimination, provide for inspections and appraisals of properties, require credit reports on prospective borrowers, regulate payment features and, in some cases, fix maximum interest rates, fees and loan amounts. Failure to comply with these requirements can lead to a loss of approved status, termination of servicing contracts without compensation to the servicer, demands for indemnification or loan repurchases, class action law suits and administrative enforcement actions. There can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future, which could make compliance more difficult or expensive, and to the extent that the Company expands it loan origination activities in the future, restrict the Company's ability to originate or sell mortgage loans, further limit or restrict the amount of interest and other charges earned from loans originated or purchased by the Company, or otherwise adversely affect the business or prospects of the Company.

INFLATION

The Company is affected by inflation primarily through its impact on interest rates. During periods of rising inflation, interest rates generally increase, causing mortgage loan origination volumes, particularly refinancing activity, to decline. However, during such periods, mortgage prepayment rates slow, extending the average life of the servicing portfolio and enhancing its market value. Conversely, during periods of declining inflation, interest rates generally decline, resulting not only in increased mortgage loan origination volume and mortgage loan refinancing activity, but also in accelerated loan prepayment rates which decrease the average life of the Company's servicing portfolio, adversely impacting its value.

ITEM 7. FINANCIAL STATEMENTS


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
First Chesapeake Financial Corporation

We have audited the consolidated balance sheets of First Chesapeake Financial Corporation and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Chesapeake Financial Corporation at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principals.


                                                          BDO Seidman, LLP

Richmond, Virginia
March 21,1997

                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                   ---------------------------
                                                       1996           1995
                                                   ------------   ------------
ASSETS
Cash and cash equivalents                          $ 1,120,065    $ 1,833,216
Receivable from sale of servicing rights                  -           196,934
Mortgage loans held for sale (Notes 3 amd 5)            91,532        590,529
Receivable from sale of loans                             -           798,285
Note receivable                                         25,000        109,000
Real estate owned                                         -           298,000
Furniture and equipment (Note 4)                       361,205        512,572
Organization costs                                      10,338         31,018
Loans to related parties                               100,000           -
Other assets                                           234,895        184,917
                                                   ------------   ------------
TOTAL ASSETS                                       $ 1,943,035    $ 4,554,471
                                                   ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Notes payable (Note 5)                           $    33,009    $ 1,157,348
  Accounts payable
    Trade                                               63,028         61,145
    Purchased mortgage servicing rights                   -             2,500
  Accrued expenses (Notes 1 and 13)                     25,000        165,149
                                                   ------------   ------------
Total liabilities                                      121,037      1,386,142
                                                   ------------   ------------
Commitments and Contingencies (Notes 2, 10
  and 12)

Stockholders' equity (Notes 1, 7, 8 and 9)
  Convertible preferred stock; no par value;
      $1 stated value per share; 5,000,000 shares
            authorized; no shares issued                   -              -
  Common stock; no par value; 10,000,000 shares
      authorized; 4,621,550 shares issued and
      outstanding                                   10,542,458     10,542,458
  Common stock warrant                                  50,000         50,000
  Deficit                                          ( 8,770,460)   ( 7,424,129)
                                                   ------------   ------------
Total stockholders' equity                           1,821,998      3,168,329
                                                   ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 1,943,035    $ 4,554,471
                                                   ============   ============

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Year Ended December 31,
                                      ----------------------------------------
                                          1996          1995          1994
                                      ------------  ------------  ------------
REVENUES
Mortgage origination                  $    38,229   $   282,441   $   860,628
Servicing fees (Note 2)                    10,025       137,241     1,969,787
Gain on sales of loans                    201,121       990,976       332,990
Loan administration                          -           18,865        71,106
Interest income                           159,700       518,819       474,695
Interest expense                       (   57,900)   (  351,620)   (  558,754)
Other                                      17,272       121,440       109,101
                                      ------------  ------------  ------------
Total revenues                            368,447     1,718,162     3,259,553
                                      ------------  ------------  ------------
OPERATING EXPENSES
Compensation and employee benefits        691,087     2,259,454     2,939,012
Amortization of purchased mortgage
  servicing rights                           -             -        1,033,439
Loss on sale of servicing rights             -             -          543,606
Professional fees                         112,453       206,842       313,631
Commitment fees                            26,613        52,615       127,582
Occupancy (Note 10)                        93,385       247,448       268,470
Depreciation and other amortization       149,763       159,782       140,190
Restructuring charges (Note 1)             13,232       450,000          -
Other operating expenses                  628,245       881,366     1,202,055
                                      ------------  ------------  ------------
Total operating expenses                1,714,778     4,257,507     6,567,985
                                      ------------  ------------  ------------
NET LOSS                              $ 1,346,331   $ 2,539,345   $ 3,308,432
                                      ============  ============  ============
LOSS PER SHARE                        $      0.29   $      0.55   $      0.72
                                      ============  ============  ============

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                           Common                     Total
                              Common       Stock                   Stockholders'
                              Stock        Warrant     Deficit        Equity
                            -----------  ----------  ------------  ------------
Balance at December 31,
  1993                      $10,542,458  $   50,000  $(1,576,352)  $ 9,016,106
Net loss                           -           -      (3,308,432)   (3,308,432)
                            -----------  ----------  ------------  ------------
Balance at December 31,
  1994                       10,542,458      50,000   (4,884,784)    5,707,674
Net loss                                              (2,539,345)   (2,539,345)
                            -----------  ----------  ------------  ------------
Balance at December 31,
  1995                       10,542,458      50,000   (7,424,129)    3,168,329
Net loss                                              (1,346,331)   (1,346,331)
                            -----------  ----------  ------------  ------------
Balance at December 31,
  1996                      $10,542,458  $   50,000  $(8,770,460)  $ 1,821,998
                            ===========  ==========  ============  ============

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                 Year Ended December 31,
                                        ----------------------------------------
                                            1996          1995          1994
                                        ------------  ------------  ------------
OPERATING ACTIVITIES
Net loss                                $(1,346,331)  $(2,539,345)  $(3,308,432)
Adjustments
  Amortization of purchased mortgage
    servicing rights                           -             -        1,033,439
  Depreciation and other amortization       149,763       159,782       140,190
  Provision for loss on real estate
    owned                                      -          102,696          -
  Net decrease (increase) in loans
    held for sale                           498,997    15,961,446   (13,103,262)
  Decrease (increase) in receivable
    from loan sales                         798,285    (  798,285)         -
  Loss on sale of assets                     14,263        75,539       543,606
  Decrease (increase) in other assets    (   49,978)      244,182    (  186,838)
  Decrease in trade accounts payable
    and other liabilities                (      617)   (  329,596)   (  221,242)
  Net increase (decrease) in accrued
    expenses                             (  140,149)       65,149       100,000
                                        ------------  ------------  ------------

Net cash provided (absorbed) by
    operating activities                 (   75,767)   12,941,568   (15,002,539)
                                        ------------  ------------  ------------

INVESTING ACTIVITIES
Purchase of furniture and equipment      (      130)   (  241,910)   (  212,505)
Proceeds from sale of furniture and
  equipment                                  12,776        64,616          -
Proceeds from sale of servicing
  rights, net of selling expenses           196,934     6,622,479     1,822,229
Hedging transactions                           -             -       (  489,435)
Extensions of credit to related
  parties                                (  100,000)         -             -
Purchase of notes receivable                   -       (  196,500)         -
Repayments of notes receivable               84,000       131,180          -
Additions to real estate owned                 -       (  400,696)         -
Proceeds from sale of real estate
  owned                                     293,375          -             -
Decrease in accounts payable related
to purchased mortgage servicing rights         -       (  397,500)   (  216,209)
Other                                          -       (   67,801)       50,168
                                        ------------  ------------  ------------
Net cash provided by investing
  activities                                486,955     5,513,868       954,248
                                        ------------  ------------  ------------

                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)


                                                 Year Ended December 31,
                                        ----------------------------------------
                                            1996          1995          1994
                                        ------------  ------------  ------------
FINANCING ACTIVITIES
Proceeds from bank loans                $      -      $    34,751   $ 3,500,000
Repayment of bank loans                  (    1,742)   (4,150,000)   (1,850,000)
Net increase (decrease) in warehouse
  line of credit                         (1,122,597)  (14,979,878)   12,644,495
                                        ------------  ------------  ------------
Net cash provided (absorbed) by
  financing activities                   (1,124,339)  (19,095,127)   14,294,495
                                        ------------  ------------  ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      (   713,151)  (   639,691)      246,204
Cash and cash equivalents at beginning
  of period                               1,833,216     2,472,907     2,226,703
                                        ------------  ------------  ------------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                             $ 1,120,065   $ 1,833,216   $ 2,472,907
                                        ============  ============  ============

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash payments of interest expense       $    57,900   $   358,623   $   564,847
                                        ============  ============  ============

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Organization and Basis of Presentation

On May 18, 1992, First Chesapeake Financial Corporation (the "Company") was incorporated in the Commonwealth of Virginia as a mortgage banking company to engage in the servicing of mortgage loans. The Company commenced servicing activities in the first quarter of 1993 and prior to that was in the development stage.

The consolidated financial statements include the accounts of the Company, its four wholly owned subsidiaries, Waterford Mortgage Corporation ("WMC"), American Mortgage Express, Inc. ("AME"), First Chesapeake Mortgage Corporation ("FCMC"), and First Chesapeake Funding Corporation ("FCFC"), and National Archives, Inc. ("NAI"), of which the Company owns 60% of the outstanding stock. All material intercompany transactions and accounts have been eliminated in consolidation.

WMC and FCMC were engaged in the business of originating first mortgage loans, however, due to a lack of loan volume, were closed and ceased operations in 1995 (see Note 1 of the Notes to Consolidated Financial Statements).

AME was incorporated on October 8, 1994 and commenced operations in December of 1994. AME originates nonconforming first mortgage loans where borrowers have some credit issue that does not allow them to obtain traditional mortgage financing (commonly referred to as "B paper" loans). Due to an inability to attain profitable operations, AME was closed subsequent to December 31, 1996 (see Note 13 of the Notes to Consolidated Financial Statements).

FCFC acquires troubled loans through brokers at significantly discounted prices and formulates a workout with the borrower. Once a workout plan has been established, FCFC will either retain the loan to maturity or sell the loan to others.

NAI provides document archive services to government and business primarily located in the Philadelphia area.

Cash and Cash Equivalents

For the purposes of the statements of cash flows, the Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market on an aggregate basis. Discounts from origination of loans held for sale are deferred and recognized as an adjustment to carrying value.

                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                  (Continued)



Furniture and Equipment

Furniture and equipment are stated at cost less accumulated depreciation and amortization. Provisions for depreciation and amortization are computed by using the straight-line method over the estimated useful lives of the individual assets. Ordinary maintenance and repairs are charged to operations as incurred.

Organization Costs

Organization costs have been capitalized and are being amortized over a period of five years using the straight-line method.

Short-Term Financing Transactions

The Company may from time to time engage in short-term financing transactions with outside parties, including stockholders, both as an accommodation and as a method of investing the liquidity of the Company while its longer term projects are pending.

Income Recognition

Revenue from mortgage origination is recognized when the loans are sold to an investor and the Company has no further obligation to fulfill. To date, the majority of loans originated have been sold (or will be sold in the case of loans held for sale) servicing released.

Servicing fees represent fees received for servicing loans owned by investors and are recorded when the mortgage payments are received by the Company. Revenues from loan administration represent late fees and other service charges and are recorded when received.

Gains or losses on loan sales are recognized at the time of sale and are determined by the difference between net sales proceeds and the carrying value of the loans sold.

Income Taxes

From inception through December 31, 1996, the Company has incurred net operating losses and, accordingly, has made no provision for income taxes.

                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                  (Continued)


Loss Per Share

Loss per share for the each of the three years ended December 31, 1996 was computed by dividing the net loss by 4,621,550 common shares representing the aggregate of the weighted average number of common shares outstanding during the year. Shares issuable for stock options and warrants have been excluded from the computation of loss per share for each of the three years ended December 31, 1996 as their exercise prices exceed the average market price for the three months ended December 31, 1996 or their inclusion would be anti-dilutive.

Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 is effective for financial statements, including interim periods, issued for periods ending after December 15, 1997. SFAS 128 provides a different method for calculating earnings per share than is currently used in accordance with APB 15, "Earnings per Share". SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in earnings of an entity, similar to fully diluted earnings per share. Management does not expect the application of this pronouncement to have a material effect on the financial statements of the Company.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Restructuring

During 1994 and into the first quarter of 1995, the Company was focused on increasing its loan origination business by developing a loan production platform and attracting loan officers who were skilled in origination of mortgage loans. Despite its best efforts, the Company had limited success in increasing loan origination volume, primarily due to the depressed state of the mortgage banking business at that time. Given the Company's continued losses and inability to increase loan origination volume to a profitable level, the Company decided to reduce its overhead associated with the mortgage loan production by closing its WMC and FCMC subsidiaries. The Company recorded restructuring costs of $450,000 during 1995 to recognize expected costs associated with this restructuring. During 1996, the Company paid approximately $178,000 in restructuring related expenses (consisting primarily of payout on employment contracts), substantially all of which was accrued at December 31, 1995.

2.  Loan Servicing

The Company services both conforming and nonconforming single family first mortgage loans. Conforming conventional loans serviced by the Company are securitized through Federal Nation Mortgage Association ("FNMA") or Federal Home Loan Mortgage Corporation ("FHLMC") programs on a nonrecourse basis whereby foreclosure losses are generally the responsibility of FNMA or FHLMC and not the Company. Nonconforming loans serviced by the Company are loans originated by a subsidiary of the Company and are being temporarily serviced pending sale of the loans and related servicing to other investors. Loans being serviced are summarized as follows:
                                         December 31,
                               --------------------------------
                                     1996             1995
                               ---------------  ---------------
                               No.    Amount    No.    Amount
                               ---  ----------  ---  ----------
           Conforming          52   $6,563,863  58   $7,458,380
           Nonconforming        2      941,532  13    1,235,065
                               --   ----------  --   ----------
                               54   $7,505,395  71   $8,693,445
                               ==   ==========  ==   ==========

Subsequent to December 31, 1996, all loan servicing was sold by the Company.

In connection with its loan servicing activities, the Company makes certain payments of property taxes and insurance premiums and advances certain principal and interest payments to investors prior to collecting them from specific mortgagors. These amounts represent receivables to the Company and are included in other assets in the accompanying consolidated balance sheets.

At December 31, 1996, the Company carried Fidelity coverage of $300,000 and errors and omissions coverage of $300,000 related to its mortgage banking activities.

                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


3.  Mortgage Loans Held for Sale

Loans held for sale at December 31, 1996 and 1995 were committed for delivery to various investors at prices that in the aggregate exceed carrying value.

4.  Furniture and Equipment

Furniture and equipment consists of the following:

                                                  December 31,
                                             ----------------------
                                                1996        1995
                                             ----------  ----------
           Leasehold improvements            $  23,744   $  33,557
           Furniture and fixtures              163,786     167,376
           Machinery and equipment             452,935     451,214
           Vehicles                             55,100      80,708
                                             ----------  ----------
                                               695,565     732,855
           Less accumulated depreciation
             and amortization                 (334,360)   (220,283)
                                             ----------  ----------
                                             $ 361,205   $ 512,572
                                             ==========  ==========

Depreciation expense for the years ended December 31, 1996, 1995, and 1994 was $129,083, $129,243 and $119,058, respectively.

5.  Notes Payable

Notes payable consist of the following:
                                                  December 31,
                                             ----------------------
                                                1996        1995
                                             ----------  ----------
           Warehouse line of credit          $    -      $1,122,597
           Vehicle loan                          33,009      34,751
                                             ----------  ----------
                                             $   33,009  $1,157,348
                                             ==========  ==========

                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


5.  Notes Payable (Continued)

At December 31, 1996 and 1995, the warehouse line of credit ("Warehouse Facility") was for $3,000,000 and $10,000,000, respectively. At December 31, 1995, the Warehouse Facility was extended to the Company's subsidiaries, WMC and AME, by DLJ Mortgage Capital, Inc. ("DLJ") to provide a credit line to fund the origination of 1 to 4 family residential first-lien mortgage loans. This Warehouse Facility from DLJ was to expire on April 30, 1996 with interest rates ranging from the offered Federal Funds rate plus 50 basis points (0.5%) to the offered Federal Funds rate plus 250 basis points (2.5%). It was secured by the loans held for sale and provided for certain covenants related to the Company and the subsidiaries including required financial ratios and minimum net worth requirements.

The Company terminated the Warehouse Facility with DLJ on February 28, 1996 and the Company and its subsidiary AME entered into a Warehouse Facility for $10,000,000 with First Union National Bank of North Carolina. This Warehouse Facility bore interest at the prime rate and initially expired on August 29, 1996. It was secured by the loans held for sale and provided for certain covenants related to the Company and AME including financial ratios and minimum net worth requirements. On August 29, 1996, this Warehouse Facility was amended to a $3,000,000 commitment and extended through February 28, 1997, at which time it was terminated in conjunction with the closing of AME.

The following information relates to the warehouse line of credit:

                                                  December 31,
                                             -----------------------
                                                1996         1995
                                             ----------  -----------
           Outstanding at end of period $ -0- $ 1,122,597 Weighted average interest rate
             at end of period                      -0-%        7.00%
           Maximum amount outstanding
             during the period               $2,700,540  $16,102,475
           Average amount outstanding
             during the period               $  701,019  $ 3,230,360
           Weighted average interest rate
             during the period                    8.15%        7.52%

                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


6.  Income Taxes

The Company files a consolidated income tax return. The Company incurred net operating losses for federal income tax purposes of approximately $1,353,900, $2,389,000 and $3,737,000 for the years ended December 31, 1996, 1995 and 1994 respectively, resulting in total net operating loss carryforwards of approximately $7,479,900 which expire beginning in 2007 through 2011, if not previously utilized. The difference between the Company's net operating loss carryforward for tax and financial reporting purposes results primarily from temporary differences, and tax effect of which follows:

                                                Year Ended December 31,
                                           ---------------------------------
                                              1996        1995       1994
                                           ----------  ---------  ----------
       Depreciation                        $(  2,200)  $(18,700)  $( 15,200)
       Amortization                         (  2,600)   ( 7,200)   (152,000)
                                           ----------  ---------  ----------
                                           $(  4,800)  $(25,900)  $(167,200)
                                           ==========  =========  ==========

The tax effect of temporary differences which result in a significant portion of deferred tax assets (liabilities) and the related valuation allowance are as follows:

                                                Year Ended December 31,
                                       ----------------------------------------
                                           1996          1995          1994
                                       ------------  ------------  ------------
       Net operating loss
           carryforwards               $ 3,257,500   $ 2,743,000   $ 1,863,900
       Accumulated depreciation         (   55,800)   (   53,600)   (   34,900)
       Amortization                         17,600        20,200        27,400
                                       ------------  ------------  ------------
                                         3,219,300     2,709,600     1,856,400
       Valuation allowance               3,219,300     2,709,600     1,856,400
                                       ------------  ------------  ------------
                                       $       -0-   $       -0-   $       -0-
                                       ============  ============  ============

                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


7.  Stock Options

In May 1992, the Board of Directors adopted an Incentive Stock Option Plan (the "Plan"). Pursuant to the Plan, 500,000 shares of the Company's common stock were made available for awards. The Plan allows for Incentive Stock Options intended to qualify as Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986, and for Non-qualified Stock Options not intended to qualify as Incentive Stock Options. Incentive Stock Options may be granted to employees as well as non-employee directors and consultants to the Company. Exercise prices under the Plan must be at fair market value per share at date of grant or, in the case of Incentive Stock Options granted to employees who own more than 10% of the voting power of all classes of stock of the Company, at 110% of the fair market value per share at date of grant. Option activity is summarized following:

                                                 Year Ended December 31,
                                           ----------------------------------
                                              1996        1995       1994
                                           ----------  ----------  ----------
       Outstanding options at
         beginning of year                   460,000     500,000     450,000
       Options granted                        50,000     210,000      50,000
       Options cancelled                    ( 50,000)   (250,000)       -
                                           ----------  ----------  ----------
       Outstanding options at
         end of year                         460,000     460,000     500,000
                                           ==========  ==========  ==========
       Exercise prices
         Low                                 $  .25      $  .25      $ 2.20
         High                                  2.50        2.50        8.00

       Latest expiration date              May 1,2001  July 24,    May 3,2000
                                                       2000

No options have ben exercised as of December 31, 1996.

                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


8.  Stockholders' Equity

On August 4, 1993, the Company completed an initial public offering of its securities through the sale of 1,250,000 Units at a purchase price of $8.00 per Unit. Each Unit consists of one share of the Company's common stock, no par value, one Redeemable Class A Warrant and one Redeemable Class B Warrant. Each Class A Warrant entitles its holder to purchase one share of the Company's common stock at a purchase price of $9.00 per share and each Class B Warrant entitles its holder to purchase one share of Common stock at a price of $10.00 per share. The Class A and Class B Warrants are exercisable by the holders until July 15, 1998. The Company used the net proceeds from the initial public offering to purchase mortgage servicing rights.

Prior to the initial public offering, the Company had outstanding 1,500,000 shares of Series A convertible preferred stock, no par value, with a liquidation preference of $2,250,000. Conversion of the preferred stock to common stock was automatic on the effective date of the initial public offering.

In May 1992, the Company issued a warrant to purchase 500,000 shares of common stock at an exercise price of $2.00 per share. This warrant, together with 1,000,000 shares of common stock, were issued to a founding stockholder of the Company for proceeds of $425,000. The Company has assigned a value to the warrant of $50,000. The warrant may be exercised in whole or in part at any time until its expiration on May 15, 1997. Under the terms of the Common Stock Purchase Warrant agreement, the exercise price of the warrant and the number of shares purchasable with the warrant may be adjusted from time to time upon the happening of certain events which would have a dilutive affect.

9.  Reconciliation of Adjusted Net Worth

Supplemental information relating to the Company's net worth as of December 31, 1996 required by the Department of Housing and Urban Development is as follows:

         Stockholder's equity per consolidated balance sheet   $1,821,998
         Adjustment - organization costs                        (  10,338)
                                                               -----------
         Adjusted net worth                                    $1,811,660
                                                               ===========

                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


10.  Commitments

Pipeline of Mortgage Loan Applications in Process - The Company regularly enters into short term commitments with applicants to fund mortgage loans subject to approval. Certain of these commitments require the Company to offer mortgage loans at pre-established interest rates and fees. As of December 31, 1996, commitments to fund mortgage loan applications in process with pre-established interest rates and fees aggregated approximately $324,500.

Leases - The Company is obligated under noncancellable operating leases with initial or remaining terms of one year or more. Future minimum annual rental commitments under such leases are as follows:

                    Year Ending
                    December 31,              Amount
                    -----------              --------
                       1997                  $ 95,000
                       1998                    31,000
                       1999                     2,000
                                             --------
                                             $128,000
                                             ========
Rent expense under noncancellable operating leases amounted to approximately $125,000, $261,000 and $305,500 for the years ended December 31, 1996, 1995 and
1994, respectively.

Employment Agreements - The Company has employment agreements with its two executive officers. Each employment agreement may be terminated by the Board of Directors or the executive officer at any time. If the employee is terminated by the Board of Directors other than for cause (defined in each agreement), the executive officer will be entitled to a continuation of salary and benefits that would otherwise be due to him for a period of one (1) year from the date of termination of employment. At December 1996, the Company's potential obligation under the contracts with the two executives aggregates approximately $219,000.

Concentration of Business - The Company originated mortgage loans primarily in the states of Virginia and Maryland through its subsidiary, AME. Such concentrations represent inherent risk to the Company dependent upon the general economic condition and real estate values of the regions.

                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


11.  Fair Value of Financial Instruments

FAS 107 requires disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and the relevant market information. Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying market value of the Company.

The following describes the methods and assumptions used by the Company in estimating fair values:

Cash and Cash Equivalents - The carrying amount approximates fair value as maturities are less than 90 days.

Mortgage Loans Held for Sale - The carrying amount approximates fair value as these loans are backed by commitments to purchase by an investor.

Notes Payable - The carrying amount approximates fair value due to the short term repricing terms of the notes payable.

Commitments to Extend Credit - The fair value of mortgage commitments to extend credit is estimated by comparing the Company's cost to acquire mortgages to the current price for similar mortgage loans, taking into account the terms of the commitments and the creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between the current level of interest rates and the committed rates. The fair value of mortgage commitments to extend credit is not material at December 31, 1996.

                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


12.  Litigation

On June 6, 1996, Robert L. Nichols and John J. Morrissey ("Plaintiffs") filed a lawsuit in the Circuit Court of Fairfax County, Virginia against the Company and two of its principal officers, Max E. Gray and C. Harril Whitehurst, Jr. ("Defendants"), in the matter captioned "Robert L. Nichols, et al. v. Max E. Gray, et al", Law No. 152839 ("the Lawsuit"). Plaintiffs are former owners and employees of Waterford Mortgage Corporation ("Waterford"), a former wholly owned subsidiary of the Company which ceased operations during June of 1995. During March of 1994, Waterford was merged into a subsidiary of First Chesapeake Financial Corporation and became a wholly owned subsidiary of the Company. Plaintiffs allege in their Lawsuit, among other things, that: (1) Defendants made fraudulent representations to Plaintiffs and fraudulently failed to disclose certain matters to Plaintiffs which induced Plaintiffs to merge Waterford into the Company in exchange for stock in the Company; and
(2) Defendants breached various contractual agreements allegedly made to Plaintiffs in connection with the merger or arising out of Plaintiffs' employment as officers of Waterford after the merger. Plaintiffs seek alleged compensatory damages in the range of approximately $1.3 million to $1.9 million, unspecified punitive damages, and reimbursement of their costs, expenses and legal fees in filing suit. The Lawsuit is still in the discovery stage and the probable outcome of the case cannot be determined. Trial is scheduled for September 29 through October 2, 1997. The Company and its officers have denied Plaintiffs' allegations and are vigorously contesting the Lawsuit. No provision for any liability that may result from the action has been made in the financial statements.

13.  Subsequent Events

At a meeting of the Board of Directors on February 10, 1997, the directors of the Company determined to cease current operations of the Company's wholly owned subsudiary, AME, effective as of January 30, 1997. The Company is in the process of winding down AME's operations which should be completed in the near future. The directors believe it necessary to terminate the operations of AME due to its continued operating losses and inability to attain profitability. The Company is in the process of terminating AME's contractual obligations, including its relationships with landlords, employees, and service providers. The Company has recorded a $25,000 provision at December 31, 1996 in connection with the closing of AME.

Two of the Company's outside directors resigned their positions effective as of December 31, 1996 citing the demands of their other business interests as the reason for their resignations. With these resignations, there remains only three directors on the Board of Directors of the Company. The Company's by-laws require that the board consist of a minimum of four directors. The Company is actively seeking an additional member or members of the Board of Directors to meet this requirement, however it may not be able to attract new board members given its history of losses and its lack of directors and officers insurance.

                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


13.  Subsequent Events (Continued)

On December 11, 1995, the Company executed a Letter of Intent to acquire all of the outstanding stock of a federal savings bank (the "Bank") located in Florida for a purchase price of approximately $5,500,000. Consummation of this transaction was subject to the completion of due diligence procedures, execution of a definitive acquistion agreement between parties, approval by both boards of directors and regulatory approval. A Stock Purchase Agreement (the "Agreement") was executed between the parties which expired on September 30, 1996 before the Company could obtain regulatory approval of the transaction from the Office of Thrift Supervision. The parties negotiated an extension of the Agreement to December 31, 1996 to provide the Company with additional time to obtain regulatory approval. The Company was unable to obtain regulatory approval by December 31, 1996 nor was it able to negotiate an extension of the Agreement with the Bank's stockholders past December 31, 1996. As a result, on March 5, 1997, the Company withdrew it Application for Change of Control with the Office of Thrift Supervision. At December 31, 1996, the Company wrote off approximately $219,000 in capitalized expenses related to this failed transaction.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, positions, ages and backgrounds of the directors and executive officers of the Company are set forth below.

Name                        Age       Position
----                        ---       --------

Max E. Gray                 47        Chairman of the Board, President, Chief
                                      Executive Officer and Director of the
                                      Company; Chairman of the Board and
                                      President of American Mortgage Express,
                                      Inc. and First Chesapeake Funding
                                      Corporation

John D. Mazzuto             48        Director of the Company (resigned as of
                                      December 31, 1996)

Mark Mendelson              40        Director of the Company

Robert L. Suthard           65        Director of the Company and American
                                      Mortgage Express, Inc. (resigned as of
                                      December 31, 1996)

C. Harril Whitehurst, Jr.   46        Executive Vice President, Chief Financial
                                      Officer and Director of the Company;
                                      Executive Vice President and Director of
                                      American Mortgage Express, Inc. and
                                      First Chesapeake Funding Corporation

Max E. Gray has been President, Chief Executive Officer and Director of the Company since its commencement of operations. Mr. Gray became Chairman of the Board of Directors of the Company in January 1994. From January 1984 until May 1992, Mr. Gray served as an Executive Vice President at Pioneer Federal Savings Bank ("Pioneer") in Richmond, Virginia. In addition, he was President of Pioneer Mortgage Corporation and Pioneer Development Corporation and Chairman of Pioneer's Loan Committee and Loan Asset Classification Committee. Mr. Gray's responsibilities with Pioneer included the direct oversight and full responsibility for the financial, marketing, administration and strategic planning for the retail banking network, all lending functions and portfolio management, as well as the mortgage banking division of Pioneer. Mr. Gray was responsible for implementing mortgage banking and professional loan portfolio management at Pioneer to replace the portfolio lending historically conducted by savings banks.

John D. Mazzuto was a Director of the Company from May 1996 until his resignation as of December 31, 1996. Mr. Mazzuto currently serves as a financial consultant for several companies and is the former President and Chief Executive Officer of the North American operations of the international merchant bank, Asian Oceanic Group. Prior to joining Asian Oceanic, Mr. Mazzuto was a Managing Director of Corporate Finance at Chemical Bank. Mr. Mazzuto serves on the Board of Directors of Texfi Industries, Inc., an apparel and textiles enterprise; Weldotron, a manufacturer of packaging equipment; CPT Holdings, a steel and foundries company; and as Chairman of the Board of CTI Group (Holdings) Inc., a service bureau and software provider to the telecommunications industry.

Mark Mendelson has been a Director of the Company since August 1996. Since 1984 Mr. Mendelson has served as Chairman and Chief Executive Officer of Hampton Real Estate Group, Inc. Hampton Real Estate Group, Inc. is a deversified professional real esate brokerage, development, and management firm specializing in commercial and residential properties throughout the United States. This multi-faceted professional group oversees sales and marketing management of existing properties, construction of new properties, and provides rental and leasing services, as well as architectural furnishing design. Mr. Mendelson is a former director and past chairman of the Audit Committee of Equimark Bank Corporation (currently known as Integra) and sits on the boards of a variety of civic and philanthropic institutions, including the Board of Trustees of Lehigh Valley Community College.

Robert L. Suthard was a Director of the Company from May 1994 until his resignation as of December 31, 1996. Since 1992, Mr. Suthard has been the President of Suthard Associates, Inc., a consulting and lobbying firm to government and major corporations. From 1990 to 1992, Mr. Suthard served as Secretary of Public Safety in the Governor's Cabinet of the Commonwealth of Virginia and from 1984 to 1990 as Superintendent of the Virginia State Police.

C. Harril Whitehurst, Jr. has been Chief Financial Officer and Director of the Company since July 1992. Prior to July 1992, Mr. Whitehurst was associated with BDO Seidman, an international accounting firm where he was an audit partner since 1984. He also served as that firm's National Industry Coordinator for services to the savings and loan industry. His duties included consultation on accounting and audit issues related to savings and loans, oversight of firm services provided to the savings and loan industry and direct representation of clients as an audit partner.

There are no family relationships among any of the Directors or executive officers of the Company or its subsidiaries.

Directors are elected at each annual meeting of stockholders and serve until the next annual meeting. The bylaws of the Company require a minimum of four Directors. With the resignations of Mr. Mazzuto and Mr. Suthard as of December 31, 1996, there are only three Directors on the Board. The Company is currently seeking candidates for the Board of Directors to reach or exceed the minimum required by its bylaws. Executive officers are elected annually at a meeting of the Board of Directors and, subject to individual contractual arrangements, serve at the pleasure of the Board of Directors.

To date, there have been no events under the bankruptcy act, criminal proceedings, and orders, judgements, decrees, injunctions or findings of any court or federal or state authority material to the evaluation of the ability and integrity of any Director or executive officer of the Company.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Securities Exchange Act requires the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file reports of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission ("SEC") and the National Association of Security Dealers. Officers, directors and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Company with copies of all forms 3, 4 and 5 they file.

Based solely on the Company's review of the copies of such forms it has received, the Company believes that all its officers, directors and greater than ten percent (10%) beneficial owners complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended December 31, 1996, other than a late filing by Janet W. Stagg, a key employee.


ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

Directors who are not executive officers of the Company are entitled to receive $300 per meeting of the Board of Directors or a Committee thereof attended by the Director.


COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth, for the three years ended December 31, 1996, certain information as to the total remuneration paid to each of the Company's executive officers whose total annual salary and bonus exceeded $100,000 for services in all capacities:

Smmary Compensation Schedule
                                                                  All
                                    Annual Compensation          Other
                              -------------------------------    Compen-
Name and                                               Other     sation
Principal Position <F1>       Year   Salary    Bonus    <F2>      <F3>
---------------------------   ----  --------  -------  ------    ------
Max E. Gray                   1996  $100,000  $     0  $7,200    $9,799
President and CEO             1995  $100,000  $25,000  $7,200    $9,144
                              1994  $100,000  $     0  $7,200    $8,174

C. Harril Whitehurst, Jr.     1996  $100,000  $     0  $7,200    $9,500
Executive Vice                1995  $100,000  $25,000  $7,200    $8,898
President and CFO             1994  $100,000  $     0  $7,200    $8,039

<F1>
No other executive officer had compensation whose salary and bonus exceeded $100,000.
<F2>
Includes perquisites, including automobile allowance.
<F3>
Includes premiums paid for health, disability and life (where the wife is the beneficiary) insurance.

EMPLOYMENT AGREEMENTS

The Company entered into employment agreements with five of its executive officers. Each employment agreement could be terminated by the Board of Directors or the executive officer at any time. If the Employee is terminated by the Board of Directors other than for cause (defined in each agreement), the executive officer would be entitled to a continuation of salary and benefits that would otherwise be due him for a period of one (1) year from the date of termination of employment. During 1995, one of the executives covered by an employment agreement resigned from the Company with no obligation for payment under the employment agreement. Additionally during 1995, two other executives covered by employment agreements were terminated by the Board of Directors as part of the closure of the Company's mortgage origination subsidiaries (see
Note 1 of "Notes to Consolidated Fianncial Statements"). In accordance with their employment agrements, the Company continued to pay their salary through August 31, 1996. At December 31, 1996, the Company's potential obligation under the contracts with the remaining two executives aggregates approximately $219,000.


STOCK OPTION PLAN

In May 1992, the Board of Directors adopted an Incentive Stock Option Plan (the
"Plan"). Pursuant to the Plan, 500,000 shares of the Company's common stock were made available for awards. The Plan allows for Incentive Stock Options intended to qualify as Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986, and for Non-qualified Stock Options not intended to qualify as Incentive Stock Options. Incentive Stock Options may be granted only to employees of the Company. Non-qualified Stock Options may be granted to employees as well as non-employee directors and consultants to the Company. Exercise prices under the Plan must be at fair market value per share at date of grant or, in the case of Incentive Stock Options granted to employees who own more than 10% of the voting power of all classes of stock of the Company, at 110% of the fair market value per share at date of grant. Option activity is summarized following:

                                           Year Ended December 31,
                                       ------------------------------
                                         1996       1995       1994
                                       --------   --------   --------
Options outstanding at
    beginning of year                   460,000    500,000    450,000
Options granted                          50,000    210,000     50,000
Options cancelled                      ( 50,000)  (250,000)      -
                                       --------   --------   --------
Outstanding options at
    end of year                         460,000    460,000    500,000
                                       ========   ========   ========
Exercise prices
    Low                                $  .25     $  .25     $ 2.20
    High                               $ 2.50     $ 2.50     $ 8.00

Latest expiration date                 May 1,    July 24,    May 3,
                                       2001      2000        2000


No options have been exercised as of December 31, 1996 nor were any individual grants of stock options made to any executive officers during the fiscal year ended December 31, 1996

The following table presents information concerning each exercise of stock options during the fiscal year ended December 31, 1996 by each of the named executive officers and the value of unexercised options at December 31, 1996:

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                                                    Number of
                                                      Shares        Value of
                                                   Underlying     Unexercised
                                                   Unexercised    In-the-Money
                             Shares                  Options         Options
                            Acquired                at FY-End       at FY-End
                               on       Value     Exercisable/    Exercisable/
Name                        Exercise   Realized   Unexercisable   Unexercisable
----                        --------   --------   -------------   -------------
Max E. Gray                        0          0          75,000        <F1>
C. Harril Whitehurst, Jr.          0          0          75,000        <F1>
Janet W. Stagg                     0          0          10,000        <F1>

<F1>
None of the options are in the money at December 31, 1996 as the exercise price is equal to or higher than the closing price of the Company's common stock at December 31, 1996 of $0.16 per share.

STOCK APPRECIATION RIGHTS AND LONG-TERM INCENTIVE PLANS

The Company did not grant (nor has it ever granted) any stock appreciation rights or long-term incentives to any of the executive officers named in the preceding table during the fiscal year ended December 31, 1996.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of March 14, 1997 by a) each person known by the Company to own beneficially 5% of such stock, b) each Director of the Company, c) each executive officer of the Company and d) all Directors and executive officers of the Company as a group. The address for each of the listed individuals is: First Chesapeake Financial Corporation, 9100 Arboretum
Parkway, Suite 160, Richmond, Virginia 23236.

                                  Number of Shares             Percent
Name of Beneficial Owner <F1>     Beneficially Owned        of Total <F2>
------------------------          ------------------        -------------
Mark Mendelson ..................      1,126,000                22.4%
Max E. Gray <F3>.................      1,025,000                21.8%
C. Harril Whitehurst <F4>........        575,000                12.2%
L. Anthony Bottoms, III..........        500,000                10.8%
John E. Dell <F3>................        450,000                 9.7%
Robert L. Suthard <F5>...........         50,000                 1.1%
John D. Mazzuto <F5>.............         50,000                 1.1%
Janet W. Stagg <F6>..............         10,000                 <F7>
All Directors and officers
  as a group (six persons).......      2,836,000                53.7%

<F1>
Unless otherwise indicated, each person has sole voting and investment powers with respect to the shares specified opposite his or her name.
<F2>
Does not include 2,500,000 shares of common stock issuable upon exercise of the Class A and Class B Warrants included in the Units sold in the initial public offering.
<F3>
Consists of 500,000 shares of common stock and 75,000 shares issuable upon the exercise of stock options directly owned by Mr. Gray, and 450,000 shares of common stock as to which Mr. Gray has voting power pursuant to a proxy granted to Mr. Gray by John E. Dell. See "Certain Relationships and Related Transactions" for further information regarding the transfer to Mr. Gray of Mr. Dell's voting power.
<F4>
Includes 75,000 shares of common stock issuable upon the exercise of stock options.
<F5>
Represents 50,000 shares of common stock issuable upon the exercise of stock options. Indicated individual resigned as a Director of the Company as of December 31, 1996.
<F6>
Represents 10,000 shares of common stock issuable upon the exercise of stock options.
<F7>
Less than 1% of the Company's outstanding common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Max E. Gray, C. Harril Whitehurst, Jr. and L. Anthony Bottoms, III each purchased 500,000 shares of the Company's common stock at a purchase price of $0.05 per share in May 1992. Messrs. Gray, Whitehurst and Bottoms were founding stockholders of the Company and Messrs. Gray and Whitehurst are currently officers and Directors of the Company. Mr. Bottoms was an officer and Director of the Company until his resignation in July 1995.

Pursuant to the terms of a May 1992 Stock Purchase Agreement between the Company and John E. Dell, a Director of the Company at that time, Mr. Dell purchased 1,000,000 shares of the Company's common stock and was issued a Common Stock Purchase Warrant (the "Private Warrant") entitling him to purchase up to 500,000 shares of the Company's common stock at $2.00 per share on or before May 1997. The Private Warrant carries certain demand and piggyback registration rights. Mr. Dell paid the Company $425,000 in consideration for the common stock and Private Warrant and also agreed to subscribe for 1,000,000 shares of the Company's Series A preferred stock if the Company was unable to sell a minimum of 1,000,000 shares of its Series A preferred stock to third parties. On
March 5, 1993, Mr. Dell sold the right to acquire 200,000 shares of the Company's common stock pursuant to the Private Warrant to certain unrelated third parties.

In May 1992, the Company entered into Employment Agreements with Max E. Gray,
C. Harril Whitehurst, Jr. and L. Anthony Bottoms, III. Each agreement provides for the payment of cash compensation of $100,000 per year. The Employment Agreement with Mr. Bottoms terminated in July 1995. In addition, pursuant to the Employment Agreements, the Company agreed to grant Messrs. Gray, Whitehurst and Bottoms incentive stock options, effective June 1, 1992, entitling each of them to purchase 100,000 shares of the Company's common stock at a purchase price of $2.20 per share. The options granted to Mr. Bottoms expired in 1995 and Messrs. Gray and Whitehurst each cancelled options to purchase 25,000 shares in 1996 to make them available for awards to others. See "Executive Compensation".

On March 9, 1994, John E. Dell, Wallace L. Timmeny, 1627 Eye Street, NW, Washington, DC, as Trustee, and the Company entered into a Liquidating Trust Agreement (the "Trust Agreement") pursuant to which Mr. Dell transferred 550,000 shares of the Company's common stock and warrants to purchase 300,000 shares of the Company's common stock to the Trustee (the shares and warrants transferred to the Trustee shall be collectively referred to as "Trust Securities"). The Trustee was obligated to use his best efforts to sell the Trust Securities prior to the second anniversary of the Trust Agreement. Mr. Dell continued to directly own 450,000 shares of the Company's common stock outside of the Trust Agreement. In connection with the establishment of the Trust Agreement, Mr. Dell granted an irrevocable proxy to vote all of his shares and the Trust Securities to Max E. Gray, the President and Chief Executive Officer of the Company.

In December 1994, the Trust Securities were sold by the Trustee to Mark Mendelson, an individual unrelated to the Company as an officer or Director at the time but who is now a director of the Company. Mr. Dell continues to directly own 450,000 shares of the Company's common stock and Mr. Gray continues to have voting power over such stock.

All future transactions with officers, Directors or five percent (5%) stockholders of the Company will be approved by the independent disinterested members of the Company's Board of Directors and be on terms no less favorable to the Company than could otherwise be obtained from unaffiliated third parties.

All of the transactions described above give retroactive effect to the 1-for-2 reverse stock split that occurred in July 1993 (see Note 8 of "Notes to Consolidated Financial Statements").

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) (3) List of Exhibits Required by Item 601 Of Regulation S-B

        Exhibit
        Number
        -------

          1.1 Revised Form of Underwriting Agreement between the Company and Hibbard Brown & Company, Inc. (1)
          3.1     Restated Articles of Incorporation of the Company. (1)
          3.2     By-laws of the Company. (1)
          3.3     Form of Stock Certificate. (1)
          4.1 Revised Form of Underwriter's Unit Purchase Option to be issued to Hibbard Brown & Company, Inc. (1)
          4.2 Revised Form of Warrant Agreement among the Company, Hibbard Brown & Company, Inc. and American Stock Transfer and Trust Company, including specimen forms of Class A and Class B Warrants. (1)
          4.3 Revised Form of "M/A" Agreement between the Company and Hibbard Brown & Company, Inc. (2)
          9.1 Irrevocable Voting Proxy, dated March 9, 1994 between John E. Dell and Max E. Gray. (3)
         10.1 Common Stock Purchase Agreement, dated May 16, 1992, by and among the Company, John E. Dell, Max E. Gray, C. Harril Whitehurst, Jr. and L. Anthony Bottoms, III. (1)
         10.2 Escrow Agreement, dated May 16, 1992, by and among the Company, Max E, Gray, C. Harril Whitehurst, Jr.,L. Anthony Bottoms, III, John E. Dell and Mason, Briody, Gallagher & Taylor, Esqs. (1)
         10.3 Escrow Agreement, dated May 16, 1992, by and among the Company, John E. Dell and Mason, Briody, Gallagher &
                  Taylor, Esqs. (1)
         10.4 Shareholders' Agreement, dated May 16, 1992 by and among the Company, John E. Dell, Max E. Gray, C. Harril Whitehurst, Jr. and L. Anthony Bottoms, III. (1)
         10.5 Employment Agreement, dated May 18, 1992, between the Company and Max E. Gray and Amendment No. 1 thereto dated March 8, 1993. (1)
         10.6 Employment Agreement, dated May 18, 1992, between the Company and L. Anthony Bottoms, III and Amendment No. 1 thereto dated March 8, 1993. (1)
         10.7 Employment Agreement, dated May 18, 1992, between the Company and c. Harril Whitehurst, Jr. and Amendment No. 1 thereto dated March 8, 1993. (1)
         10.8     1992 Stock Option Plan. (1)
         10.9 Incentive Stock Option Agreement, dated June 1, 1992 between the Company and Max E. Gray. (1)
         10.10 Incentive Stock Option Agreement, dated June 1, 1992 between the Company and L. Anthony Bottoms, III. (1)
         10.11 Incentive Stock Option Agreement, dated June 1, 1992 between the Company and C. Harril Whitehurst, Jr. (1)
         10.12 Common Stock Purchase Warrant Agreement, dated March 8, 1993, by and among the Company, John E. Dell and Ronnie Wohl. (1)

         10.13 Common Stock Purchase Warrant Agreement, dated March 8, 1993, by and among the Company, John E. Dell and Donald Wohl. (1)
         10.14 Common Stock Purchase Warrant Agreement, dated March 8, 1993, by and among the Company, John E. Dell and Ladenberg, Thalmann & Co. Inc. (1)
         10.15 Common Stock Purchase Warrant, dated March 8, 1993, issued by the Company to John E. Dell. (1)
         10.16 Common Stock Purchase Warrant, dated March 8, 1993, issued by the Company to Ronnie Wohl. (1)
         10.17 Common Stock Purchase Warrant, dated March 8, 1993, issued by the Company to Donald Wohl. (1)
         10.18 Common Stock Purchase Warrant, dated March 8, 1993, issued by the Company to Ladenberg, Thalmann & Co. Inc. (1)
         10.19 Non-Qualified Option Agreement, dated June 17, 1992, between the Company and Thomas P. Gallagher. (1)
         10.20 Non-Qualified Option Agreement, dated June 17, 1992, between the Company and Michael F. Marino. (1)
         10.21 Lease Agreement, dated July 27, 1992, between the Company and Southgate Associates. (1)
         10.22 Loan Agreement, dated July 20, 1992, by and between the Company and NationsBank of Virginia, N.A. (1)
         10.23 Commitment Letter, dated September 18, 1992, from NationsBank of Virginia, N.A. approving credit facility in the amount of $250,000. (1)
         10.24 Commitment Letter, dated May 7, 1992, from NationsBank of Virginia, N.A. approving credit facility in the amount of $10,000,000. (1)
         10.25 Mortgage Selling and Servicing Contract, dated July 31, 1992, between the Company and Fannie Mae. (1)
         10.26 Mortgage Servicing Purchase and Sale Agreement, dated December 30, 1992, by and between the Company and Continental Savings of America. (1)
         10.27 Interim Servicing Agreement, dated December 9, 1992, by and between the Company and Continental Savings of America. (1)
         10.28 Mortgage Servicing Purchase and Sale Agreement, dated December 30, 1992, by and between the Company and Beverly Hills Securities Company. (1)
         10.29 Interim Servicing Agreement, dated December 9, 1992, by and between the Company and Beverly Hills Securities Company. (1)
         10.30 Mortgage Servicing Purchase and Sale Agreement, dated March 31, 1993, by and between the Company and Continental Savings of America. (1)
         10.31 Interim Servicing Agreement, dated March 31, 1993, by and between the Company and Continental Savings of America. (1)
         10.32 Mortgage Servicing Purchase and Sale Agreement, dated August 30, 1993, by and between the Company and Interfirst Federal Savings Bank. (3)
         10.33 Interim Servicing Agreement, dated August 30, 1993, by and between the Company and Interfirst Federal Savings Bank. (3)
         10.34 Mortgage Servicing Purchase and Sale Agreement, dated September 30, 1993, by and between the Company and Continental Savings of America. (3)
         10.35 Interim Servicing Agreement, dated September 30, 1993, by and between the Company and Continental Savings of America. (3)
         10.36 Agreement and Plan of Merger, dated September 29, 1993, by and among the Company, First Chesapeake Acquisition Corporation, Waterford Mortgage Corporation and Stockholders of Waterford Mortgage Corporation. (3)

         10.37 Lease Agreement, dated July 7, 1993, between Waterford Mortgage Corporation and 1320 Old Chain Bridge Road Associates. (3)
         10.38 Lease Agreement, dated November 22, 1993, between Waterford Mortgage Corporaiton and 1320 Old Chain Bridge Road Associates. (3)
         10.39 Mortgage Loan Warehouse Purchase Agreement, dated November 24, 1993, by and between Waterford Mortgage Corporation and Mt. Vernon Federal Savings Bank. (3)
         10.40 Commitment Letter, dated November 8, 1993, from NationsBank of Virginia, N.A. approving increase in credit facility in the amount of $10,000,000 to $15,000,000. (3)
         10.41 Amendment, dated December 29, 1993, to Loan Agreement, dated July 20, 1992, by and between the Company and NationsBank of Virginia, N.A. (3)
         10.42 Employment Agreement, dated March 16, 1994, between the Company and John J. Morrissey. (3)
         10.43 Employment Agreement, dated March 16, 1994, between the Company and Robert L. Nichols. (3)
         10.44 Stock Option Agreement, dated September 29, 1993, between the Company and John J. Morrissey. (3)
         10.45 Stock Option Agreement, dated September 29, 1993, between the Company and Robert L. Nichols. (3)
         10.46 Commitment Letter, dated October 8, 1993, from NationsBank of Virginia, N.A. approving Credit Facility in the amount of $250,000. (3)
         10.47 Shareholders' Termination Agreement, dated January 7, 1994, among the Company, John E. Dell, Max E. Gray, C. Harril Whitehurst, Jr. and L. Anthony Bottoms, III. (3)
         10.48 Liquidating Trust Agreement, dated March 9, 1994, by and among John E. Dell, Wallace E. Timmeny, as Trustee, and the
                  Company. (3)
         10.49 Commitment Letter and related loan documentation, dated April 15, 1994, by and between Waterford Mortgage Corporation and DLJ Mortgage Capital, Inc. (4)
         10.50 Second Amendment, dated August 16, 1994, to Loan Agreement, dated July 20, 1992, by and between the Company and NationsBank of Virginia, N.A. (4)
         10.51 Third Amendment, dated August 31, 1994, to Loan Agreement, dated July 20, 1992, by and between the Company and NationsBank of Virginia, N.A. (4)
         10.52 Fourth Amendment, dated December 1, 1994, to Loan Agreement, dated July 20, 1992, by and between the Company and NationsBank of Virginia, N.A. (4)
         10.53 Loan Servicing Purchase and Sale Agreement, dated November 30, 1994, by and between the Company and MCA Mortgage
                  Corporation. (4)
         10.54    Lease Agreement, dated January 12, 1995, by and between the
                  Company and Woodmere Investments Grorp, L.L.C. (4)
         10.55    Lease Agreement, dated August 31, 1995, by and between the
                  Company and RF&P II, Inc. (5)
         10.56 Letter of Intent, dated December 11, 1995, to acquire a Federal Savings Bank in Florida by and between the Company and Mr. Gene Moore, Chairman. (5)
         10.57 Mortgage Loan Warehouse Agreement and related loan documentation, dated February 29, 1996, by and between American Mortgage Express, Inc. and First Union National Bank of North Carolina. (5)

         21       Subsidiaries of the Company
                  (a) American Mortgage Express, Inc., incorporated in the state of Virginia (100%)
                  (b) First Chesapeake Funding Corporation, incorporated in the state of Virginia (100%)
                  (c) National Archives, Inc., incorporated in the state of
                      Pennsylvania (60%)
         27       Financial Data Schedule (electronic filing only).
-------------------------
[FN]
(1) Incorporated by reference to the correspondingly nembered exhibit to the Registration Statement on Form S-1, Registration No. 33-59726, filed by the Company with the Securities and Exchange Commission (the "Commission") on
March 18, 1993, and Amendments Nos. 1,2,3 and 4 thereto filed with the Commission on May19, June 25, July 8 and July 15, 1993, respectively.
(2) Incorporated by reference to the exhibit numbered 4.4 to Amendment No. 4 to the Registration Statement on Form S-1, Registration No. 33-59726, filed by the Company with the Commission on July 15, 1993.
(3) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993 filed with the Commission on March 31, 1994.
(4) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 filed with the Commission on March 31, 1995.
(5) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 filed with the Commission on April 1, 1996.


(b) Reports on Form 8-K.
    No Reports on Form 8-K were filed during the last quarter of the period covered by this report.

                               SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 27, 1997
                                      First Chesapeake Financial Corporation,
                                      a Virginia corporation

                                      By: Max E. Gray
                                         ------------
                                         Max E. Gray, Chairman, President,
                                         Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Date                Name and Title                    Signature
--------------  --------------------------------  ----------------------------

March 27, 1997  MAX E. GRAY, Chairman of the      Max E. Gray
                Board, President and Chief        ----------------------------
                Executive Officer (Principal      Max E. Gray
                Executive Officer)

March 27, 1997  C. HARRIL WHITEHURST, JR.,        C. Harril Whitehurst, Jr.
                Executive Vice President, Chief   ----------------------------
                Financial Officer, Director       C. Harril Whitehurst, Jr.
                (Principal Financial and
                Accounting Officer)

March 27, 1997  MARK MENDELSON, Director          Mark Mendelson
                                                  ----------------------------
                                                  Mark Mendelson