Form 10QSB
period 1997-03-31
FIRST CHESAPEAKE FINANCIAL CORP
filed 1997-05-15
CIK 899164

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997


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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock of registrant outstanding as of May 12, 1997 was 4,621,550 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                     March 31,     December 31,
                                                       1997            1996
                                                   ------------    ------------
                                                   (Unaudited)
ASSETS
Cash and cash equivalents                          $    899,858    $  1,120,065
Mortgage loans held for sale                             17,090          91,532
Note receivable                                          64,000          25,000
Furniture and equipment                                 302,917         361,205
Organization costs                                        5,168          10,338
Loans to related parties                                100,000         100,000
Other assets                                            273,020         234,895
                                                   ------------    ------------

TOTAL ASSETS                                       $  1,662,053    $  1,943,035
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Notes payable                                  $     33,009    $     33,009
    Accounts payable                                     24,816          63,028
    Accrued expenses                                      3,103          25,000
                                                   ------------    ------------
Total liabilities                                        60,928         121,037

Stockholders' equity
    Convertible preferred stock; no par value;
      $1 stated value per share; 5,000,000 shares
      authorized; no shares issued                         -               -
    Common stock; no par value; 10,000,000 shares
      authorized; 4,621,550 shares issued and
      outstanding                                    10,542,458      10,542,458
    Common stock warrant                                 50,000          50,000
    Deficit                                         ( 8,991,333)    ( 8,770,460)
                                                   ------------    ------------
Total stockholders' equity                            1,601,125       1,821,998
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  1,662,053    $  1,943,035
                                                   ============    ============

See accompanying notes to consolidated financial statements.


                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       1997            1996
                                                   ------------    ------------
REVENUES
Mortgage origination                               $    19,184     $     7,539
Servicing fees                                           1,969           2,104
Gain (loss) on sales of loans                       (    6,326)         53,798
Gain on sale of servicing                               29,043            -
Interest income                                         15,893          44,916
Interest expense                                    (    1,936)     (   24,450)
Other                                                      585          11,776
                                                   ------------    ------------

Total revenues                                          58,412          95,683

OPERATING EXPENSES
Compensation and employee benefits                     140,819         198,278
Professional fees                                       46,330          54,302
Commitment fees                                          1,343          17,558
Occupancy                                               19,005          38,642
Depreciation and other amortization                     35,583          38,083
Other operating expenses                                36,203          79,780
                                                   ------------    ------------

Total operating expenses                               279,283         426,643
                                                   ------------    ------------

NET LOSS                                           $   220,871     $   330,960
                                                   ============    ============

LOSS PER SHARE                                     $      0.05     $      0.07
                                                   ============    ============

See accompanying notes to consolidated financial statements.

                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                 Three Months Ended March 31,
                                                 -----------------------------
                                                     1997             1996
                                                 ------------     ------------
OPERATING ACTIVITIES
Net loss                                         $(  220,871)     $(  330,960)
Adjustments
    Depreciation and other amortization               35,583           38,083
    Net decrease (increase) in loans
        held for sale                                 74,442       (1,067,885)
    Decrease in receivable from loan sales              -             798,285
    Loss on sale of fixed assets                      21,008              409
    Loss on sale of real estate owned                   -               4,625
    Increase in other assets                      (   38,126)      (    3,783)
    Decrease in trade accounts payable            (   38,213)      (    8,561)
    Accrued expenses, net                         (   21,897)      (   51,689)
                                                 ------------     ------------
Net cash absorbed by operating activities         (  188,074)      (  621,476)
                                                 ------------     ------------
INVESTING ACTIVITIES
Purchase of furniture and equipment               (       85)           1,597
Proceeds from sale of fixed assets                     6,952              276
Extensions of credit to related parties                 -          (  100,000)
Repayments of notes receivable                          -              35,000
Purchase of notes receivable                      (   39,000)            -
Proceeds from sale of real estate                       -             293,375
Proceeds from sale of servicing, net of
    selling expenses                                    -             179,802
                                                 ------------     ------------
Net cash provided (absorbed) by
    investing activities                          (   32,133)         410,050
                                                 ------------     ------------
FINANCING ACTIVITIES
Repayment of bank loans                                 -          (    1,742)
Net decrease in warehouse line of credit                -             247,612
                                                 ------------     ------------
Net cash provided by financing activities               -             245,870
                                                 ------------     ------------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                              (  220,207)          34,444
Cash and cash equivalents at beginning
    of period                                      1,120,065        1,833,216
                                                 ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $   899,858      $ 1,867,660
                                                 ============     ============
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash payments of interest expense                $     1,936      $    24,450
                                                 ============     ============

See accompanying notes to consolidated financial statements.

                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1.  Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

2.  Loan Servicing

        During the three months ended March 31, 1997, the Company sold all of its loan servicing. Prior to this sale, the Company serviced both conforming and nonconforming single family first mortgage loans.

        In connection with its loan servicing activities, the Company made certain payments of property taxes and insurance premiums and advances certain principal and interest payments to investors prior to collecting them from specific mortgagors.

3.  Loss Per Share

        Loss per share for the three months ended March 31, 1997 and 1996 was computed by dividing the net loss by 4,621,550 common shares representing the aggregate of the weighted average number of common shares outstanding during the periods. Outstanding stock options and warrants have been excluded from loss per share calculations as their exercise prices exceed the average market price for the three months ended March 31, 1997 and 1996 or their inclusion would be anti-dilutive.

                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (Unaudited)


4.  Litigation

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

        Assets of the Company decreased from $1,943,035 at December 31, 1996 to $1,662,053 at March 31, 1997, a decrease of $280,982 or 14%. This decrease was primarily due to the Company's loss of $220,871 for the three month period, and the paydown of $60,109 in accounts payable and accrued expenses. With this paydown of liabilities, liabilities at March 31, 1997 amount to $60,928. Net worth after the loss of $220,871 is $1,601,125. At March 31, 1997, the Company had liquid assets of $899,858 and current liabilities of $60,928.


Results of Operations

Current Period Performance and Earnings Outlook

        The Company incurred a loss of $220,871 for the three months ended March 31, 1997 as compared to a loss of $330,960 for the same period in 1996. The improvement in operations is a result of the closure of the Company's mortgage banking activities. As discussed more fully in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, the Company has closed all its mortgage banking activities and is actively seeking operational opportunities in the financial services industry or other suitable investment opportunities. However, no assurance can be given that management will be able to find a suitable investment opportunity or attain profitable operations.

Comparison of Three Months Ended March 31, 1997 to Three Months Ended March 31, 1996

        Revenues. Total revenues for the three months ended March 31, 1997 amounted to $58,412 representing a decrease of $37,271, or 39%, when compared to the same period in 1996. The Company's principal sources of revenue have been fees from mortgage origination, gains on loan sales, and servicing activities. The Company experienced the decrease in revenues as a result of the closure of its mortgage banking activities. Until the Company is able to find a suitable business opportunity following its cessation of all mortgage banking activities, its only source of revenue going forward will be interest income arising from investment of its cash balances.

        Expenses. Total expenses for the three months ended March 31, 1997 amounted to $279,283 as compared to $426,643 for the same period in 1996. This decrease is attributable to the reduction in overhead associated with the closure of the Company's mortgage banking activities.

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

        Cash and cash equivalents at March 31, 1997 amounted to $899,858 as compared to $1,120,065 at December 31, 1996.

        During the three months ended March 31, 1997, the Company's operating activities utilized $188,074 as compared to utilizing $621,476 in the first three months of 1996. For the three months ended March 31, 1996, the utilization of cash reflects the increase in loans held for sale without regard to the associated increase in the warehouse line of credit reflected in financing activities. Netting the increase in the warehouse line of credit against the increase in loans held for sale provides a better picture of utilization of funds from operating activities. If the increase in the warehouse line of credit is netted against the increase in loans held for sale for 1996, the Company's operating activities utilized $373,864 in 1996 as compared to the utilization of $188,074 in 1997. The utilization of cash resources from operating activities in 1997 and 1996 resulted primarily from the Company's losses in those periods.

        The Company's investing activities utilized $32,133 in cash resources during the three months ended March 31, 1997 as compared to providing
$410,050 for the same period in 1996. In 1996, the sale of the Company's servicing portfolio provided $293,375 in cash resources and the sale of real estate provided $179,802 in cash resources. In 1997, the Company's utilization of cash from investing activites arose primarily from the purchase of a note receivable.

        Financing activities had little impact on cash flows for the three months ended March 31, 1997 and 1996.

        As of March 31, 1997, the Company had cash and cash equivalents of $899,858. Management believes that the Company's current liquidity and capital resources are adequate to meet its near-term goals, however, the Company may have to seek additional capital infusion to take advantage of new business opportunities. While the Company believes it can attract the necessary capital to provide the liquidity necessary to pursue new business opportunities, no assurance can be given that it will in fact be able to do so.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

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

        a. None

        b. Reports on Form 8-K. On February 13, 1997, the Company filed an 8-K reporting the cessation of operations of the Company's wholly owned subsidiary, American Mortgage Express, Inc., and the resignations of John D. Mazzuto and Robert L. Suthard as directors of the Company. On March 11, 1997, the Company filed an 8-K reporting the Company's withdrawal of its Application for Change of Control with the Office of Thrift Supervision with respect to the Company's proposed acquisition of a federal savings bank. No other reports on Form 8-K were filed during the period.

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



                                        FIRST CHESAPEAKE FINANCIAL CORPORATION
                                        Registrant


Date:   May 15, 1997                    By  Max E. Gray
                                            Max E. Gray
                                            Chairman, President and
                                            Chief Executive Officer


Date:   May 15, 1997                    By  C. Harril Whitehurst, Jr.
                                            C. Harril Whitehurst, Jr.
                                            Executive Vice President and
                                            Chief Financial Officer