Form 10QSB
period 1997-06-30
FIRST CHESAPEAKE FINANCIAL CORP
filed 1997-08-08
CIK 899164

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997


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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock of registrant outstanding as of August 5, 1997 was 4,500,000 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                      June 30,     December 31,
                                                        1997           1996
                                                    ------------   ------------
                                                    (Unaudited)
ASSETS
Cash and cash equivalents                           $   569,684    $ 1,120,065
Mortgage loans held for sale                             16,990         91,532
Notes receivable                                        399,000         25,000
Furniture and equipment                                 265,407        361,205
Organization costs                                        -             10,338
Loans to related parties                                100,000        100,000
Other assets                                             67,307        234,895
                                                    ------------   ------------

TOTAL ASSETS                                        $ 1,418,388    $ 1,943,035
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Notes payable                                   $    33,009    $    33,009
    Accounts payable                                     31,299         63,028
    Accrued expenses                                      -             25,000
    Accrued litigation costs                            370,000          -
                                                    ------------   ------------
Total liabilities                                       434,308        121,037

Stockholders' equity
    Convertible preferred stock; no par value;
        $1 stated value per share; 5,000,000 shares
                authorized; no shares issued              -              -
    Common stock; no par value; 10,000,000 shares
        authorized; 4,621,550 shares issued and
        outstanding                                  10,542,458     10,542,458
    Common stock warrant                                 50,000         50,000
    Deficit                                         ( 9,608,378)   ( 8,770,460)
                                                    ------------   ------------
Total stockholders' equity                              984,080      1,821,998
                                                    ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 1,418,388    $ 1,943,035
                                                    ============   ============

See accompanying notes to consolidated financial statements.

                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                Three Months                Six Months
                               Ended June 30,              Ended June 30,
                          -------------------------   -------------------------
                              1997          1996          1997         1996
                          -----------   -----------   -----------   -----------
REVENUES
Mortgage origination      $    -        $   22,730    $   19,184    $   30,269
Servicing fees                 -             3,303         1,969         5,407
Gain (loss) on sale
    Loans and securities       -         (     339)    (   6,326)       53,459
    Servicing              (   5,714)        -            23,329         -
Interest income                8,323        64,539        24,216       109,455
Interest expense                         (  29,562)    (   1,936)    (  54,012)
Other                          -             4,212           585        15,988
                          -----------   -----------   -----------   -----------

Total revenues                 2,609        64,883        61,021       160,566

OPERATING EXPENSES
Compensation and employee
    benefits                  83,662       185,617       224,481       383,895
Professional fees            168,527        32,814       214,857        87,116
Warehouse fees                 -             4,051         1,343        21,609
Occupancy                      8,233        17,946        27,238        56,588
Depreciation and other
    amortization              33,443        37,942        69,026        76,025
Litigation settlement        270,000         -           270,000         -
Other operating expenses      55,790       169,802        91,993       249,582
                          -----------   -----------   -----------   -----------

Total operating expenses     619,655       448,172       898,938       874,815
                          -----------   -----------   -----------   -----------

NET LOSS                  $  617,046    $  383,289    $  837,917    $  714,249
                          ===========   ===========   ===========   ===========

LOSS PER SHARE            $     0.13    $     0.08    $     0.18    $     0.15
                          ===========   ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                   Six Months Ended June 30,
                                                 -----------------------------
                                                      1997            1996
                                                 -------------   -------------
OPERATING ACTIVITIES
Net loss                                         $(   837,917)   $(   714,249)
Adjustments
    Depreciation and other amortization                69,026          76,025
    Net decrease in loans held for sale                74,492         134,954
    Decrease in receivable from loan sales              -             798,285
    Loss on sale of assets                              6,070           9,619
    Decrease in other assets                           83,821           6,690
    Decrease in trade accounts payable
        and other liabilities                     (    31,729)    (    40,021)
    Accrued charges, net                          (    25,000)    (   103,921)
    Accrued litigation costs                          370,000           -
                                                 -------------   -------------
Net cash provided (absorbed) by
    operating activities                          (   291,237)        167,382
                                                 -------------   -------------
INVESTING ACTIVITIES
Purchase of securities                            (   103,424)          -
Proceeds from sale of securities                       72,054           -
Proceeds from sale of servicing                        23,329         179,802
Purchase of fixed assets                          (     1,055)          1,071
Proceeds from sale of fixed assets                     13,902             276
Extensions of credit to related parties                 -         (   100,000)
Purchase of notes receivable                      (   289,000)          -
Repayments of notes receivable                         25,050          65,000
Proceeds from sale of real estate                       -             293,375
                                                 -------------   -------------
Net cash provided (absorbed) by
    investing activities                          (   259,144)        439,524
                                                 -------------   -------------
FINANCING ACTIVITIES
Repayment of bank loans                                 -         (     1,742)
Net decrease in warehouse line of credit                -         ( 1,042,392)
                                                 -------------   -------------
Net cash absorbed by financing activities               -         ( 1,044,134)
                                                 -------------   -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS         (   550,381)    (   437,228)
Cash and cash equivalents at beginning of period    1,120,065       1,833,216
                                                 -------------   -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $    569,684    $  1,395,988
                                                 =============   =============
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash payments of interest expense                $     54,012    $    186,996
                                                 =============   =============

See accompanying notes to consolidated financial statements.

                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1.  Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

2.  Loss Per Share

        Loss per share for the three and six months ended June 30, 1997 and 1996 was computed by dividing the net loss by 4,621,550 common shares representing the aggregate of the weighted average number of common shares outstanding during the periods. Outstanding stock options and warrants have been excluded from loss per share calculations as their exercise prices exceed the average market price for the three months ended June 30, 1997 and 1996 or their inclusion would be anti-dilutive.

                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (Unaudited)


3.  Litigation

        On June 6, 1996, Robert L. Nichols and John J. Morrissey ("Plaintiffs") filed a lawsuit in the Circuit Court of Fairfax County, Virginia against the Company and two of its principal officers, Max E. Gray and C. Harril Whitehurst, Jr. ("Defendants"), in the matter captioned "Robert L. Nichols, et al. v. Max E. Gray, et al", Law No. 152839 ("the Lawsuit"). Plaintiffs are former owners and employees of Waterford Mortgage Corporation ("Waterford"), a former wholly owned subsidiary of the Company which ceased operations during June of 1995. During March of 1994, Waterford was merged into a subsidiary of First Chesapeake Financial Corporation and became a wholly owned subsidiary of the Company. Plaintiffs alleged in their Lawsuit, among other things, that: (1) Defendants made fraudulent representations to Plaintiffs and fraudulently failed to disclose certain matters to Plaintiffs which induced Plaintiffs to merge Waterford into the Company in exchange for stock in the Company; and
(2) Defendants breached various contractual agreements allegedly made to Plaintiffs in connection with the merger or arising out of Plaintiffs' employment as officers of Waterford after the merger. Plaintiffs sought alleged compensatory damages in the range of approximately $1.3 million to $1.9 million, unspecified punitive damages, and reimbursement of their costs, expenses and legal fees in filing suit. The Company and its officers denied Plaintiffs' allegations and vigorously contested the Lawsuit.

        On August 1, 1997, Defendants reached a settlement with Plaintiffs with respect to this litigation. The Company has agreed to a payment of $270,000 to Plaintiffs to settle their lawsuit. As part of the settlement, on August 5, 1997 Plaintiffs tendered to the Company 121,550 shares of the Company's common stock owned by them.

        In reaching a settlement of this lawsuit, the Company has incurred an estimated $100,000 in expenses, primarily consisting of legal fees, which were not paid as of June 30, 1997. Accordingly, the Company recorded a charge to earnings of $370,000 in the quarter ended June 30, 1997 associated with the settlement of this lawsuit.

Item 2. Management's Discussion and Analysis or Plan of Operation

Financial Condition

        Assets of the Company decreased from $1,943,035 at December 31, 1996 to $1,418,388 at June 30, 1997, a decrease of $524,647 or 27%. This decrease was primarily due to the Company's loss for the six month period which resulted in a $468,000 decrease in assets after adding back a $370,000 accrual for litigation costs, and the paydown of approximately $57,000 in payables and accrued expenses. At June 30, 1997, liabilities amounted to approximately $434,000, of which $370,000 represented an accrual for litigation costs, resulting in a net worth of approximately $984,000. Liquid assets amounted to $569,684 and current liabilities amounted to $434,308.


Results of Operations

Current Year Performance and Earnings Outlook

        The Company incurred a loss of approximately $838,000 for the six months ended June 30, 1997 as compared to a loss of $714,000 for the same period in 1996. The 1997 time period was negatively affected by the accrual of $370,000 in litigation costs associated with the settlement of litigation that had been outstanding since June 1996 (see Note 3 to "Notes to Consolidated Financial Statements"). Absent this expense, the Company's loss for the six months ended June 30, 1997 amounted to approximately $468,000 which represents a 34% improvement over 1996. This improvement in operations is a result of the closure of the Company's mortgage banking activities. As discussed more fully in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, the Company has closed all its mortgage banking activities and is actively seeking operational opportunities in the financial services industry or other suitable investment opportunities. However, no assurance can be given that management will be able to find a suitable investment opportunity, that it will have the necessary capital to execute an effective business plan if an opportunity is found, or that it can attain profitable operations.


Comparison of Three Months Ended June 30, 1997 to Three Months Ended June 30,
1996

        Revenues. Total revenues for the three months ended June 30, 1997 amounted to $2,609 representing a decrease of $62,274, or 96%, when compared to the same period in 1996. The Company's principal sources of revenue have been fees from mortgage origination, gains on loan sales, and servicing activities. The Company experienced the decrease in revenues as a result of the closure of its mortgage banking activities. Until the Company is able to find a suitable business opportunity following its cessation of all mortgage banking activities, its only source of revenue going forward will be interest income arising from investment of its cash balances.

        Expenses. Total expenses for the three months ended June 30, 1997 amounted to $619,655 as compared to $448,172 for the same period in 1996, an increase of $171,483 or 38%. The 1997 three month period was negatively affected by the accrual of $370,000 in litigation costs associated with the settlement of litigation that had been outstanding since June 1996 (see Note 3 to "Notes to Consolidated Financial Statements"). Absent this expense, the Company's expenses for the three months ended June 30, 1997 amounted to $249,655 which represents a decrease of $198,517 over the same period in 1996. This decrease is attributable to the reduction in overhead associated with the closure of the Company's mortgage banking activities.


Comparison of Six Months Ended June 30, 1997 to Six Months Ended June 30, 1996

        Revenues. Total revenues for the six months ended June 30, 1997 amounted to $61,021 representing a decrease of $99,545, or 62%, when compared to the same period in 1996. The Company's principal sources of revenue have been fees from mortgage origination, gains on loan sales, and servicing activities. The Company experienced the decrease in revenues as a result of the closure of its mortgage banking activities. Until the Company is able to find a suitable business opportunity following its cessation of all mortgage banking activities, its only source of revenue going forward will be interest income arising from investment of its cash balances.

        Expenses. Total expenses for the six months ended June 30, 1997 amounted to $898,938 as compared to $874,815 for the same period in 1996, an increase of $24,123 or 3%. The 1997 six month period was negatively affected by the accrual of $370,000 in litigation costs associated with the settlement of litigation discussed previously. Absent this expense, the Company's expenses for the six months ended June 30, 1997 amounted to $528,938 which represents a decrease of $345,877 over the same period in 1996. This decrease is attributable to the reduction in overhead associated with the closure of the Company's mortgage banking activities.


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

        Cash and cash equivalents at June 30, 1997 amounted to $569,684 as compared to $1,120,065 at December 31, 1996.

        During the six months ended June 30, 1997, the Company's operating activities utilized $291,237 as compared to providing $167,382 in the first six months of 1996. For the six months ended June 30, 1996, the utilization of cash reflects the change in loans held for sale without regard to the associated change in the warehouse line of credit reflected in financing activities. Netting the decrease in the warehouse line of credit against the decrease in loans held for sale provides a better picture of utilization of funds from operating activities. If the decrease in the warehouse line of credit is netted against the decrease in loans held for sale for 1996, the Company's operating activities utilized $875,010 in 1996 as compared to the utilization of $291,237 in 1997. The utilization of cash resources from operating activities in 1997 and 1996 resulted primarily from the Company's losses in those periods.

        The Company's investing activities utilized $259,144 in cash resources during the six months ended June 30, 1997 as compared to providing
$439,524 for the same period in 1996. In 1996, the sale of the Company's servicing portfolio provided $179,802 in cash resources and the sale of real estate provided $293,375 in cash resources. In 1997, the Company's utilization of cash from investing activites arose primarily from the purchase of notes receivable.

        Financing activities had little impact on cash flows for the six months ended June 30, 1997 and 1996 after netting the change in the warehouse line of credit against the change in loans held for sale.

        As of June 30, 1997, the Company had cash and cash equivalents of $569,684. Management believes that the Company's current liquidity and capital resources are adequate to meet its near-term goals, however, the Company may have to seek additional capital infusion to take advantage of new business opportunities. While the Company believes it can attract the necessary capital to provide the liquidity necessary to pursue new business opportunities, no assurance can be given that it will in fact be able to do so.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

        On June 6, 1996, Robert L. Nichols and John J. Morrissey ("Plaintiffs") filed a lawsuit in the Circuit Court of Fairfax County, Virginia against the Company and two of its principal officers, Max E. Gray and C. Harril Whitehurst, Jr. ("Defendants"), in the matter captioned "Robert L. Nichols, et al. v. Max E. Gray, et al", Law No. 152839 ("the Lawsuit"). Plaintiffs are former owners and employees of Waterford Mortgage Corporation ("Waterford"), a former wholly owned subsidiary of the Company which ceased operations during June of 1995. During March of 1994, Waterford was merged into a subsidiary of First Chesapeake Financial Corporation and became a wholly owned subsidiary of the Company. Plaintiffs alleged in their Lawsuit, among other things, that: (1) Defendants made fraudulent representations to Plaintiffs and fraudulently failed to disclose certain matters to Plaintiffs which induced Plaintiffs to merge Waterford into the Company in exchange for stock in the Company; and
(2) Defendants breached various contractual agreements allegedly made to Plaintiffs in connection with the merger or arising out of Plaintiffs' employment as officers of Waterford after the merger. Plaintiffs sought alleged compensatory damages in the range of approximately $1.3 million to $1.9 million, unspecified punitive damages, and reimbursement of their costs, expenses and legal fees in filing suit. The Company and its officers denied Plaintiffs' allegations and vigorously contested the Lawsuit.

        On August 1, 1997, Defendants reached a settlement with Plaintiffs with respect to this litigation. The Company has agreed to a payment of $270,000 to Plaintiffs to settle their lawsuit. As part of the settlement, on August 5, 1997 Plaintiffs tendered to the Company 121,550 shares of the Company's common stock owned by them.

Item 4.	Submission of Matters to a Vote of Security Holders

        a)  The annual meeting of stockholders was held on June 30, 1997.

        b) The following directors were elected to the Board of Directors (constituting the entire Board of Directors) for one year terms:

                Max E. Gray
                Mark Mendelson
                C. Harril Whitehurst, Jr.

        c) The following items were voted on at the annual meeting either in person or by proxy:
                                                                     Withheld/
                                               For       Against      Abstain
                                           __________   __________   __________
            Election of directors:
                Max E. Gray                 3,624,797        -           38,105
                Mark Mendelson              3,621,122        -           41,780
                C. Harril Whitehurst, Jr.   3,624,797        -           38,105

            Amendment of the Bylaws to      3,600,428       13,725       48,749
            reduce the minimum number of
            directors from four to three

            Ratification of BDO Seidman
            as auditors                     3,654,377        2,825        5,700

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



                                        FIRST CHESAPEAKE FINANCIAL CORPORATION
                                        Registrant


Date:   August 8, 1997                  By  Max E. Gray
                                            Max E. Gray
                                            Chairman, President and
                                            Chief Executive Officer


Date:   August 8, 1997                  By  C. Harril Whitehurst, Jr.
                                            C. Harril Whitehurst, Jr.
                                            Executive Vice President and
                                            Chief Financial Officer