Form 10QSB
period 1997-09-30
FIRST CHESAPEAKE FINANCIAL CORP
filed 1997-11-12
CIK 899164

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997


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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock of registrant outstanding as of November 11, 1997 was 4,500,000 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                      Sept. 30,    December 31,
                                                        1997           1996
                                                    ------------   ------------
                                                    (Unaudited)
ASSETS
Cash and cash equivalents                           $   181,138    $ 1,120,065
Mortgage loans held for sale                             16,837         91,532
Notes receivable                                        323,392         25,000
Furniture and equipment                                 237,200        361,205
Organization costs                                        -             10,338
Loans to related parties                                  -            100,000
Other assets                                            183,306        234,895
                                                    ------------   ------------

TOTAL ASSETS                                        $   941,873    $ 1,943,035
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Notes payable                                   $    33,009    $    33,009
    Accounts payable                                     43,674         63,028
    Accrued expenses                                      -             25,000
    Accrued litigation costs                             43,259          -
                                                    ------------   ------------
Total liabilities                                       119,942        121,037

Stockholders' equity
    Convertible preferred stock; no par value;
        $1 stated value per share; 5,000,000 shares
                authorized; no shares issued              -              -
    Common stock; no par value; 10,000,000 shares
        authorized; 4,500,000 and 4,621,550 shares
        issued and outstanding                       10,542,458     10,542,458
    Common stock warrant                                 50,000         50,000
    Deficit                                         ( 9,770,527)   ( 8,770,460)
                                                    ------------   ------------
Total stockholders' equity                              821,931      1,821,998
                                                    ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $   941,873    $ 1,943,035
                                                    ============   ============

See accompanying notes to consolidated financial statements.

                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                Three Months                Nine Months
                             Ended September 30,        Ended September 30,
                          -------------------------   -------------------------
                              1997          1996          1997         1996
                          -----------   -----------   -----------   -----------
REVENUES
Mortgage origination      $    -        $    7,960    $   19,184    $   38,229
Servicing fees                    20         1,894         1,989         7,301
Gain (loss) on sale
    Loans and securities       -            22,965     (   6,326)       76,424
    Servicing                  7,298         -            30,627         -
Interest income               47,994        28,980        72,210       138,435
Interest expense               -         (   2,840)    (   1,936)    (  56,852)
Other                          -                 4           585        15,992
                          -----------   -----------   -----------   -----------

Total revenues                55,312        58,963       116,333       219,529

OPERATING EXPENSES
Compensation and employee
    benefits                  60,686       140,610       285,167       524,505
Professional fees             95,961        14,018       310,818       101,134
Warehouse fees                 -             3,345         1,343        24,954
Occupancy                      8,338        17,948        35,576        74,536
Depreciation and other
    amortization              26,774        37,474        95,800       113,499
Litigation settlement          -             -           270,000         -
Other operating expenses      25,702        53,896       117,695       303,478
                          -----------   -----------   -----------   -----------

Total operating expenses     217,461       267,291     1,116,399     1,142,106
                          -----------   -----------   -----------   -----------

NET LOSS                  $  162,149    $  208,328    $1,000,066    $  922,577
                          ===========   ===========   ===========   ===========

LOSS PER SHARE            $     0.04    $     0.05    $     0.22    $     0.20
                          ===========   ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                   Nine Months Ended Sept. 30,
                                                 -----------------------------
                                                      1997            1996
                                                 -------------   -------------
OPERATING ACTIVITIES
Net loss                                         $( 1,000,066)   $(   922,577)
Adjustments
    Depreciation and other amortization                95,800         113,499
    Net decrease (increase) in loans held for sale     74,492     (    16,956)
    Decrease in receivable from loan sales              -             798,285
    (Gain)/Loss on sale of assets                 (       685)          9,619
    Increase in other assets                      (    58,114)    (    36,725)
    Decrease in trade accounts payable
        and other liabilities                     (    19,354)    (    34,631)
    Accrued charges, net                          (    25,000)    (   163,913)
    Accrued litigation costs                           43,259           -
                                                 -------------   -------------
Net cash absorbed by operating activities         (   889,668)    (   253,399)
                                                 -------------   -------------
INVESTING ACTIVITIES
Purchase of securities                            (   103,424)          -
Proceeds from sale of securities                       87,288           -
Proceeds from sale of servicing                        23,329         179,802
Purchase of fixed assets                          (     1,055)          -
Proceeds from sale of assets                           32,792             924
Extensions of credit to related parties                 -         (   100,000)
Purchase of notes receivable                      (   298,392)          -
Repayments of notes receivable                        210,203          84,000
Proceeds from sale of real estate                       -             293,375
                                                 -------------   -------------
Net cash provided (absorbed) by
    investing activities                          (    49,259)        458,101
                                                 -------------   -------------
FINANCING ACTIVITIES
Repayment of bank loans                                 -         (     1,742)
Net decrease in warehouse line of credit                -         (   799,834)
                                                 -------------   -------------
Net cash absorbed by financing activities               -         (   801,576)
                                                 -------------   -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS         (   938,927)    (   596,874)
Cash and cash equivalents at beginning of period    1,120,065       1,833,216
                                                 -------------   -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $    181,138    $  1,236,342
                                                 =============   =============
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash payments of interest expense                $      1,936    $     56,852
                                                 =============   =============

See accompanying notes to consolidated financial statements.

                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1.  Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

2.  Loss Per Share

     Loss per share for the three and nine months ended September 30, 1997 and 1996 was computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. Outstanding stock options and warrants have been excluded from loss per share calculations as their exercise prices exceed the average market price for the three and nine months ended September 30, 1997 and 1996 or their inclusion would be anti-dilutive.

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

        On August 1, 1997, Defendants reached a settlement with Plaintiffs with respect to this litigation. The Company agreed to a payment of $270,000 to Plaintiffs to settle their lawsuit. As part of the settlement, on August 5, 1997 Plaintiffs tendered to the Company 121,550 shares of the Company's common stock owned by them.

        As of June 30, 1997 the Company accrued the settlement and an estimated $100,000 of additional professional fees. During the quarter ended September 30, 1997, the Company incurred an additional $128,000 of professional fees related to the settlement of the litigation. Management believes that substantially all costs related to the litigation have been recorded as of September 30, 1997.

Item 2. Management's Discussion and Analysis or Plan of Operation

Financial Condition

        Assets of the Company decreased from $1,943,035 at December 31, 1996 to $941,873 at September 30, 1997, a decrease of $1,001,162 or 52%. This decrease was primarily due to the Company's loss for the nine month period which resulted in a $938,927 decrease in cash. At September 30, 1997, liabilities amounted to approximately $120,000, of which $73,327 represented accruals for litigation costs, resulting in a net worth of approximately $822,000. Liquid assets amounted to $181,138 and current liabilities amounted to $119,942.

       During the three months ended September 30, 1997 the Company exchanged its' loan to related party of $100,000, plus accrued interest of $35,000, for the related party's 50% interest in a start-up corporation. The investee corporation had limited operations as of September 30, 1997. The Company's $135,000 investment is included in other assets. In addition, the Company lent the investee corporation $250,000.00 in the form of a demand note during the three months ended September 30, 1997.

Results of Operations

Current Year Performance and Earnings Outlook

        The Company incurred a loss of approximately $1,000,000 for the nine months ended September 30, 1997 as compared to a loss of $922,000 for the same period in 1996. The 1997 time period was negatively affected by the expense of $498,000 associated with the settlement of litigation that had been outstanding since June 1996 (see Note 3 to "Notes to Consolidated Financial Statements"). Absent this expense, the Company's loss for the nine months ended September 30, 1997 amounted to approximately $502,066 which represents a 46% improvement over 1996. This improvement in operations is a result of the closure of the Company's mortgage banking activities. As discussed more fully in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, the Company has closed all its mortgage banking activities and is actively seeking operational opportunities in the financial services industry or other suitable investment opportunities. However, no assurance can be given that management will be able to find a suitable investment opportunity, that it will have the necessary capital to execute an effective business plan if an opportunity is found, or that it can attain profitable operations.


Comparison of Three Months Ended September 30, 1997 to Three Months Ended September 30, 1996.

        Revenues. Total revenues for the three months ended September 30, 1997 amounted to $55,312 representing a decrease of $3,651, or 6%, when compared to the same period in 1996. The Company's principal sources of revenue have been fees from mortgage origination, gains on loan sales, and servicing activities. The Company experienced the decrease in revenues as a result of the closure of its mortgage banking activities. Until the Company is able to find a suitable business opportunity following its cessation of all mortgage banking activities, its only source of revenue going forward will be interest income arising from investment of its cash balances.

        Expenses. Total expenses for the three months ended September 30, 1997 amounted to $217,461 as compared to $267,291 for the same period in 1996, a decrease of $49,830 or 19%. The three month period ended September 30, 1997 was negatively affected by $74,900 in litigation costs associated with the settlement of litigation that had been outstanding since June 1996 (see Note 3 to "Notes to Consolidated Financial Statements"). Absent this expense, the Company's expenses for the three months ended September 30, 1997 amounted to $142,561 which represents a decrease of $124,730 over the same period in 1996. This decrease is attributable to the reduction in overhead associated with the closure of the Company's mortgage banking activities.


Comparison of Nine Months Ended September 30, 1997 to Nine Months Ended September 30, 1996

        Revenues. Total revenues for the nine months ended September 30, 1997 amounted to $116,333 representing a decrease of $103,196, or 47%, when compared to the same period in 1996. The Company's principal sources of revenue have been fees from mortgage origination, gains on loan sales, and servicing activities. The Company experienced the decrease in revenues as a result of the closure of its mortgage banking activities. Until the Company is able to find a suitable business opportunity following its cessation of all mortgage banking activities, its only source of revenue going forward will be interest income arising from investment of its cash balances.

        Expenses. Total expenses for the nine months ended September 30, 1997 amounted to $1,116,399 as compared to $1,142,106 for the same period in 1996, a decrease of $25,707 or 2%. The 1997 nine month period was negatively affected by the $498,000 in costs associated with the settlement of litigation discussed previously. Absent this expense, the Company's expenses for the nine months ended September 30, 1997 amounted to $618,399 which represents a decrease of $523,707 over the same period in 1996. This decrease is attributable to the reduction in overhead associated with the closure of the Company's mortgage banking activities.


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

        Cash and cash equivalents at September 30, 1997 amounted to $181,138 as compared to $1,120,065 at December 31, 1996.

        During the nine months ended September 30, 1997, the Company's operating activities utilized $889,668 as compared to utilizing $253,399 in the first nine months of 1996. For the nine months ended September 30, 1996, the utilization of cash reflects the change in loans held for sale without regard to the associated change in the warehouse line of credit reflected in financing activities. Netting the decrease in the warehouse line of credit against the decrease in receivable from loan sales provides a better picture of utilization of funds from operating activities. If the decrease in the warehouse line of credit is netted against the decrease in receivable from loan sales for 1996, the Company's operating activities utilized $1,053,233 in 1996 as compared to the utilization of $889,668 in 1997. The utilization of cash resources from operating activities in 1997 and 1996 resulted primarily from the Company's losses in those periods.

        The Company's investing activities utilized $42,259 in cash resources during the nine months ended September 30, 1997 as compared to providing $458,101 for the same period in 1996. In 1996, the sale of the Company's servicing portfolio provided $179,802 in cash resources and the sale of real estate provided $293,375 in cash resources. In 1997, the Company's utilization of cash from investing activites arose primarily from the purchase of notes receivable, net of repayments.

        Financing activities had little impact on cash flows for the nine months ended September 30, 1997 and 1996 after netting the change in the warehouse line of credit against the change in loans held for sale.

        As of September 30, 1997, the Company had cash and cash equivalents of $181,138. Management believes that the Company's current liquidity and capital resources are adequate to meet its near-term goals, however, the Company may have to seek additional capital infusion to take advantage of new business opportunities. While the Company believes it can attract the necessary capital to provide the liquidity necessary to pursue new business opportunities, no assurance can be given that it will in fact be able to do so.

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

Item 2. Changes in Securities
        None

Item 3. Default Upon Senior Securities
        None

Item 4.	Submission of Matters to a Vote of Security Holders
        None

Item 5. Other Information
        None

Item 6. Exhibits and Reports on Form 8-K

        a) Exhibits - None

        b) Reports on Form 8-K

        In a report on Form 8-K dated August 15, 1997, the Company announced that C. Harril Whitehurst, Jr. resigned as an officer and director of First Chesapeake Financial Corporation. His resignation was accepted by the Board of Directors effective August 15, 1997.

        In another report on Form 8-K dated August 15, 1997, the Board of Directors appointed Richard N. Chakejian, Jr. to the Board of Directors on August 15, 1997. Mr. Chakejian becomes the third member of First Chesapeake Financial Corporation's Board of Directors filling the vacancy resulting from the resignation of C. Harril Whitehurst, Jr. previously reported. Mr. Chakejian has spent most of his career developing and opening full service retail dry cleaning/laundering centers in the Philadelphia, Pennsylvania area. He is the Chief Executive Office of Tri-State Linen Company, Chief Operating Officer of Ascadin Cleaners, Inc., and Chief Executive Officer of Bala Corp., a company which markets and leases real estate. He has a BA Degree in Economics and Political Science from Ohio Wesleyan University.

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



                                        FIRST CHESAPEAKE FINANCIAL CORPORATION
                                        Registrant


Date:   November 12, 1997               By  Max E. Gray
                                            Max E. Gray
                                            Chairman, President and
                                            Chief Executive Officer


Date:   November 12, 1997               By  Max E. Gray
                                            Max E. Gray
                                            Chief Financial Officer