Form 10QSB/A
period 1997-09-30
FIRST CHESAPEAKE FINANCIAL CORP
filed 1997-11-18
CIK 899164

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

This Amendment No. 1 to the Form 10-QSB of First Chesapeake Financial Corporation for the quarterly period ended September 30, 1997 amends Item 6 to the Form 10-QSB.

Item 6. Exhibits and Reports on Form 8-K (Amended)

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