Form 10KSB40
period 1997-12-31
FIRST CHESAPEAKE FINANCIAL CORP
filed 1998-12-09
CIK 899164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
             the Securities Exchange Act of 1934 for the fiscal year
                             ended December 31, 1997

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

                              12 East Oregon Avenue
                        Philadelphia, Pennsylvania 19148
                    (Address of principal executive offices)

                                 (215) 755-5691
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to section 12(g) of the Act: Common stock, no par value

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year were: $103,771.00.

     The aggregate market value of the issuer's voting stock held as of November 25, 1998, by nonaffiliates of the issuer was approximately $3,450,000.

     As of November 25, 1998, issuer had 5,775,000 shares of its no par common stock outstanding.

     Documents Incorporated by Reference:  None.

         Transitional Small Business Disclosure Format.  Yes [ ] No [X]

SUPPLEMENTAL INFORMATION

         Since the end of 1997, the Company substantially restructured its business operations. The reader is advised that the Company is concurrently filing 10-QSBs for the first three quarters of 1998. The reader is cautioned that prior to making any investment decisions, the reader should carefully review all publicly available information, including the Company's 10-QSBs for the first three quarters of 1998.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

         First Chesapeake Financial Corporation (the "Company") was incorporated in Virginia in 1992. The Company has not been the subject of any bankruptcy, receivership or similar proceeding. In the past years, the Company has consolidated by closing of all its mortgage-related subsidiaries. Recently, the Company has invested in three companies which are outside its core mortgage-related business. Two of the business are wholly-owned subsidiaries, and one is sixty percent (60%) owned by the Company.

INDUSTRY OVERVIEW

General

         Until the 1st quarter of 1997, the Company engaged in the mortgage banking business. In 1997, the Company closed all mortgage banking operations after several years of substantial losses.

         Effective December 15, 1997, the former President of the Company resigned and Mr. Richard N. Chakejian, Jr. was appointed to serve as President of the Company. With the change of management, the Company has broadened its focus and is currently engaged in the investigation, development and operation of several early stage businesses. At December 31, 1997, the Company was actively engaged in the following businesses:

         National Archives, Inc. In late 1995, the Company acquired a 60% interest in a startup company, National Archives, Inc., formerly known as National Business Archives, Inc. ("National Archives"), a Pennsylvania corporation, for a purchase price of $150,000 in cash and certain furniture and equipment valued at approximately $38,000. This acquisition was funded from the Company's cash-on-hand and with fixed assets from the closure of its subsidiary Waterford Mortgage Corporation ("Waterford"). National Archives is located in Philadelphia, Pennsylvania and provides document archive services from a rented warehouse. While management believes there is a good demand for document archive services in the Philadelphia area from local government and businesses, National Archives has been slow in attracting new customers and has not yet attained profitable operations. National Archives is developing proprietary records management technology. Management of the Company believes that National Archives has the realistic prospect of profitable operations.

          Premiere Quality Foods, Inc. ("Premiere Quality Foods") is a wholly owned subsidiary of the Company. Premiere Quality Foods was organized by the Company in 1997 to acquire, package, distribute and sell imported Spanish olive oil and related specialty foods products to the growing North American market. Premiere Quality Foods has secured exclusive rights to import olive oil from a leading Spanish cooperative into the North American Free Trade Zone through the Port of Philadelphia. Sales and marketing efforts commenced early in 1998 and the initial orders of olive oil products are being introduced to several regional and national distributors and retailers. While still in the early stage of its development at December 31, 1997, management of the Company believes that Premiere Quality Foods has the realistic prospect of successful operations.

          Premiere Chemical Products, Inc. ("Premiere Chemical Products") is a wholly-owned subsidiary of the Company. Premiere Chemical Products was organized by the Company in 1997 to develop, manufacture, distribute and market its proprietary formulation of laundry detergent and related products. Marketing and initial sales efforts commenced early in 1998 and market response has been favorable. Premiere Chemical Products is currently expanding its product line from soap products to include various pre-treatments, stain removers, starches, and related products. While still in the early stage of its development at December 31, 1997, management of the Company believes that Premiere Chemical Products has the realistic prospect of successful operations.

          Fedeoliva International, Ltd. ("Fedeoliva") is a 50% owned subsidiary of the Company which was closed in 1997. Fedeoliva was organized in 1997 to acquire an ownership interest in a joint venture from Hampton Financial Services, Inc., a company controlled by Mark Mendelson, who was at that time an outside Director of the Company. All activities of Fedeoliva were transferred to Premiere Quality Foods upon the formation of that subsidiary in 1997.

         In addition to these early stage business activities, the Company intends to aggressively seek out and pursue other synergistic business opportunities (whether early stage or mature) and investments. However, no assurance can be given that the Company will be successful in its efforts to acquire profitable business opportunities and investments.

Forward-Looking Statements

     This Quarterly Report on Form 10-KSB contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve certain risks and uncertainties. When used in this Quarterly Report on Form 10-KSB or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

     The Company does not undertake and specifically disclaims any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Mortgage Banking Business

         The Company was incorporated in the Commonwealth of Virginia in May 1992 to engage in the mortgage banking business. The Company acquired its initial mortgage loan servicing portfolio in December 1992 and commenced servicing operations in January 1993. As of December 31, 1997, the Company did not have any operating activities in the mortgage business. Prior to acquiring its initial servicing portfolio, the Company was in the development stage and management of the Company focused on establishing the infrastructure of the Company consisting primarily of obtaining agency approvals (FNMA, FHLMC and HUD), hiring employees, establishing office facilities, and obtaining the necessary hardware and software to perform mortgage loan servicing operations.

         The Company's original business plan was to be a servicer of mortgage loans only, purchasing mortgage loan servicing either through brokers or directly from holders of such servicing. During 1992 and 1993, the Company purchased the rights to service approximately 6,750 loans with unpaid principal balances at the time of purchase of approximately $718,888,000.

         In early 1993, management believed that to fully capitalize on mortgage banking opportunities it would be necessary to also originate mortgage loans as well as service them. Management believed that the ability to originate mortgage loans would greatly enhance its ability to accumulate mortgage loan servicing at the least possible cost and to replace mortgage loan servicing that may dissipate through unanticipated prepayments. Additionally, profit margins on mortgage loan originations were attractive. Accordingly, the Company began to actively seek an origination opportunity and, in October 1993, executed an Agreement and Plan of Merger, effective as of September 30, 1993, for a stock for stock merger with Waterford Mortgage Corporation ("Waterford"), a residential mortgage loan origination operation located in McLean, Virginia. Waterford originated loans in Virginia, Washington, D.C., Maryland and North Carolina.

Mortgage Loan Servicing

         The Company's loan servicing activities included collecting and remitting loan payments, accounting for principal and interest, reporting to investors, collecting and holding escrow funds for payment of mortgage related expenses such as taxes and insurance, making advances to investors to cover delinquent payments, making inspections of mortgage properties as required, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, and generally administering the loans. The Company received a fee for servicing mortgage loans, generally ranging from 0.25% to 0.50% per annum on the declining unpaid principal balances of the loans.

         The Company obtained most of its mortgage loan servicing through bulk purchases from the originators of the loans. In purchasing mortgage loan servicing rights, the Company performed many different tasks. First, the Company analyzed the servicing portfolio characteristics in relation to the Company's financial expectations and submitted an offer to purchase. The Company performed this analysis utilizing a computer model which values the servicing portfolio given certain assumptions principally related to prepayment expectations and costs to service. If the offer was accepted, then a due diligence review of the portfolio was conducted to verify the portfolio's characteristics and parameters. Once this was successfully completed, a Purchase and Sale Agreement, and if needed, an Interim Servicing Agreement was negotiated. After these agreements were completed, other documents were secured such as the Agency Approval of Transfer attorney's opinions, Certificates of Good Standing, etc. The transaction cost varied with the size of the portfolio, however, the cost for closing and related expenses were not generally material to the purchase price.

         The Company experienced numerous problems with its loan portfolio. The Company addressed these uncertainties as follows. First, declining mortgage loan interest rates generally result in prepayments of mortgage loans occurring faster than expected as mortgagors take advantage of lower interest rates by refinancing their mortgage. The Company entered into option contracts on thirty year U.S. Treasury bonds that increase in value if interest rates decline in an attempt to offset write-offs resulting from unanticipated prepayments.

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

         Faced with these factors, management believed it was in the Company's best interest to sell its existing servicing portfolio and payoff its credit facility. Accordingly, on October 18, 1994, the Company executed a letter of intent with MCA Mortgage Corporation ("MCA") whereby the Company sold substantially all of its servicing rights to MCA. The date of sale was November 30, 1994 and transfer of the servicing rights was completed by May 1, 1995. The sale resulted in a loss of approximately $540,000, but provided cash to the Company of approximately $2,500,000 after payoff of its credit facility and expenses associated with the sale.

Mortgage Loan Origination

         The Company, through its wholly owned subsidiary Waterford, originated both conventional and nonconforming mortgage loans. The Company's guidelines for underwriting the conventional conforming loans it originated complied with the criteria established by FNMA or FHLMC. The Company was also approved to originate loans insured by the FHA or guaranteed by the VA. Waterford also originated conventional nonconforming mortgage loans (loans for single family homes that do not meet the criteria established by FNMA or FHLMC) and the underwriting guidelines and property standards used for such loans were based on the underwriting standards required by institutional investors to which such loans were sold.

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

         In making a substantial investment in its capacity to originate mortgage loans, management believed this investment would generate sufficient mortgage loan origination volume to enable the Company to be profitable in 1994. However, as discussed previously, the volume of mortgage loans nationally declined significantly during 1994 and into 1995 due to rising interest rates and the Company suffered significant operating losses during these years as did many other independent mortgage banking companies. In response to these losses, the Company took steps to reduce overhead expenses, including the reduction of employees. However, the losses continued into 1995 because the volume of origination business being generated by Waterford could not support even a minimum amount of overhead expenses. Given the continued losses and inability to substantially increase origination volume, management made the decision in the second quarter of 1995 to significantly reduce its overhead associated with mortgage loan production and closed Waterford (the Company also closed an inactive mortgage loan origination subsidiary, First Chesapeake Mortgage Corporation). The Company recorded restructuring costs of $450,000 during 1995 to recognize expected costs associated with this restructuring. During 1996, the Company paid approximately $178,000 in restructuring related expenses (consisting primarily of payouts on employment contracts).

         To the extent that general demand for conforming mortgage loans remains at or below its current level and price competition within the industry continues, future operating margins for the conforming mortgage loan origination business will remain under pressure.

         Given the highly competitive state of the conforming mortgage origination market and management's belief that it could not compete profitably in traditional mortgage banking activities, the Company has had to seek alternative business strategies in an attempt to achieve profitable operations. One strategy the Company pursued was the origination of nonconforming mortgage loans where the borrower had some credit issue that did not allow them to obtain traditional mortgage financing (commonly referred to as "B paper" loans). In December 1994, the Company formed a subsidiary, American Mortgage Express, Inc. ("AME"), to originate B paper loans and hired an individual with over twenty years experience with this type of lending to run the operations. During 1995 and 1996, AME struggled to attain profitable operations, and in fact was profitable for six months in 1995. However, AME was never able to attain the level of loan originations necessary to maintain profitability even though it hired many qualified individuals and obtained the necessary warehouse financing. Accordingly, the directors of the Company determined to cease AME's operations effective as of January 30,1997.

         Also, on December 11, 1995, the Company executed a Letter of Intent to acquire all of the outstanding stock of a federal savings bank located in Florida for a purchase price of approximately $5.5 million. Management has extensive experience in operating financial institutions and believed the acquisition of a savings bank would provide the operations necessary to attain profitability. Consummation of this transaction was subject to the completion of due diligence procedures, execution of a definitive acquisition agreement between parties, approval by both boards of directors and regulatory approval. A Stock Purchase Agreement (the "Agreement") was executed between the parties which expired on September 30, 1996 before the Company could obtain regulatory approval of the transaction from the Office of Thrift Supervision. The parties negotiated an extension of the Agreement to December 31, 1996 to provide the Company with additional time to obtain regulatory approval. The Company was unable to obtain regulatory approval by December 31, 1996 and was unable to negotiate an extension of the Agreement with the savings bank's stockholders past December 31, 1996. As a result, on March 5, 1997, the Company withdrew its Application for Change of Control with the Office of Thrift Supervision. At December 31, 1996, the Company wrote off approximately $219,000 in capitalized expenses related to this failed transaction.

Competition

         All of the Company's current businesses are faced with a large group of competitors. The mortgage banking business is highly competitive, and consists of several well-capitalized national firms and thousands of smaller loan brokers. The document archive services in the Philadelphia market is dominated by a few large, well-capitalized national competitors and several regional archival service companies, with moderate barriers of entry for potential new competition. The specialty foods import and distribution market is dominated by a small number of international companies, with several small and medium-sized firms pursuing market share. The laundry detergent and related products market is intensely competitive at the retail consumer level and moderately competitive at the wholesale/institutional market. The Company believes, however, that there is the opportunity for the Company's subsidiaries to grow and gain market share in their respective industries. However, most of the Company's competitors have financial resources that are substantially greater than those of the Company.

Sources and Availability of Raw Materials

         The raw materials used in the Company's wholly-owned subsidiaries are in ready supply. Premiere Quality Foods is dependent on maintaining a supply of olive oil from a leading Spanish cooperative under its exclusive import agreement. Failure to maintain this supply could materially and adversely affect the operation of the subsidiary. Premiere Chemical Products' detergent and related products are contract manufactured by large, well-established contract manufacturers using readily available compounds. The Company does not foresee any difficulty in the continuing availability of the raw materials this subsidiary needs to operate. Raw materials are not applicable to the Company's mortgage banking or document archives businesses.

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

         The Company's non-mortgage banking products and services are not subject to intense governmental scrutiny. While the FDA has certain regulations in place with regard to the food industry, and there are certain restrictions involved with importing and exporting goods, they are not viewed as substantial restrictions to the Company's business. The costs associated with complying with environmental laws are not currently deemed to be substantial.

Employees

         As of December 31, 1997, the Company had five employees, substantially all of whom were full-time employees at the Company's headquarters in Philadelphia, Pennsylvania. None of the Company's employees are represented by unions. The Company considers its relations with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's corporate and administrative headquarters are located in Philadelphia, Pennsylvania, which comprise approximately 5,000 square feet of leased office and warehouse space. The leased property is owned by an entity controlled by the Company's Chief Executive Officer, and is extended on a month to month basis with no current rental payments.

         Management believes that the Company's current facilities are suitable and adequate for its business as well as to meet its near term expansion plans. The Company has no plans to purchase any properties.

ITEM 3.  LEGAL PROCEEDINGS

         On June 6, 1996, Robert L. Nichols and John J. Morrissey ("Plaintiffs") filed a lawsuit in the Circuit Court of Fairfax County, Virginia against the Company and two of its principal officers, Max E. Gray and C. Harril Whitehurst, Jr. ("Defendants"), in the matter captioned "Robert L. Nichols, et al. v. Max E. Gray, et al", Law No. 152839 (the "Lawsuit"). Plaintiffs are former owners and employees of Waterford. During March of 1994, Waterford was merged into a subsidiary of First Chesapeake Financial Corporation and became a wholly-owned subsidiary of the Company. Plaintiffs alleged in their Lawsuit, among other things, that: (1) Defendants made fraudulent representations to Plaintiffs and fraudulently failed to disclose certain matters to Plaintiffs which induced Plaintiffs to merge Waterford into the Company in exchange for stock in the Company; and (2) Defendants breached various contractual agreements allegedly made to Plaintiffs in connection with the merger or arising out of Plaintiffs' employment as officers of Waterford after the merger. Plaintiffs sought alleged compensatory damages in the range of approximately $1.3 million to $1.9 million, unspecified punitive damages, and reimbursement of their costs, expenses and legal fees in filing suit. The Company and its officers denied Plaintiffs' allegations and vigorously contested the Lawsuit.

         On August 1, 1997, Defendants reached a settlement with Plaintiffs with respect to this litigation. The Company agreed to a payment of $270,000 to Plaintiffs to settle their lawsuit. As part of the settlement, on August 5, 1997, Plaintiffs tendered to the Company 121,550 shares of the Company's common stock owned by them.

         As of June 30, 1997, the Company accrued the settlement and an estimated $100,000 of additional professional fees. During the quarter ended September 30, 1997, the Company incurred an additional $128,000 of professional fees related to the settlement of the litigation. Management believes that substantially all costs related to the litigation have been recorded as of December 31, 1997.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the Company's fourth fiscal quarter of the year ended December 31, 1997, no matter was submitted to a vote of the Company's security holders, either by proxy solicitations or otherwise.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is not listed on any exchange. However, market quotes for the Company's common stock (under the symbol "FCFN") may be obtained from the National Association of Securities Dealers through the NASD OTC Bulletin Board, its automated system for reporting non-NASDAQ quotes. The following table sets forth, for the indicated calendar periods, the high and low bid prices (as reported by the OTC Bulletin Board) for the Company's common stock through December 31, 1997:

                                                   Bid Price
                                                   ---------
                                               High         Low
                                               ----         ---
         1996
         First Quarter                         11/16        1/8
         Second Quarter                        11/16        1/4
         Third Quarter                         1/2          5/16
         Fourth Quarter                        17/32        1/8

         1997
         First Quarter                         1/2          3/32
         Second Quarter                        3/16         1/16
         Third Quarter                         3/32         1/16
         Fourth Quarter                        15/16        1/8

         1998
         First Quarter                         3/16         1/8
         Second Quarter                        13/16        1/16
         Third Quarter                         13/16        1/4


         The prices set forth in this table represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not necessarily represent actual transactions.

         As of November 23, 1998, there were 281 stockholders of record; however, the Company believes there were over 900 beneficial stockholders of the Company's common stock.

         The Company has never declared or paid a dividend on its common stock and management expects that the substantial portion of the Company's earnings, if any, for the foreseeable future will be retained for expansion or development of the Company's business. The decision to pay dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements, financial condition and other relevant factors such as loan covenants or other contractual obligations.


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the audited financial statements and the notes thereto included elsewhere in this report.

GENERAL

         Until the first quarter of 1997, the Company engaged in the mortgage banking business. The Company closed all mortgage banking operations after several years of substantial losses.

         Effective December 15, 1997, the former President of the Company resigned and Mr. Richard N. Chakejian, Jr. was appointed to serve as President of the Company. With the change of management, the Company has changed its focus and is currently engaged in the investigation, development and operation of several early stage businesses. The Company is actively engaged in the following businesses:

         National Archives, Inc. In late 1995, the Company acquired 60% interest in a startup company, National Archives, Inc., formerly known as National Business Archives, Inc., a Pennsylvania corporation ("National Archives"), for a purchase price of $150,000 in cash and certain furniture and equipment valued at approximately $38,000. This acquisition was funded from the Company's cash-on-hand and with fixed assets from the closure of its subsidiary Waterford. National Archives is located in Philadelphia, Pennsylvania and provides document archive services from a rented warehouse. While management believes there is a good demand for document archive services in the Philadelphia area from local government and businesses, National Archives has been slow in attracting new customers and has not yet attained profitable operations. National Archives is developing proprietary records management technology. As of December 31, 1997, management of the Company believes that National Archives has the realistic prospect of profitable operations.

          Premiere Quality Foods, Inc. ("Premiere Quality Foods") is a wholly owned subsidiary of the Company. Premiere Quality Foods was organized by the Company in 1997 to acquire, package, distribute and sell imported Spanish olive oil and related specialty foods products to the growing North American market. Premiere Quality Foods has secured exclusive rights to import olive oil from a leading Spanish cooperative into the North American Free Trade Zone through the Port of Philadelphia. Sales and marketing efforts commenced early in 1998 and the initial orders of olive oil products have been successfully introduced to several regional and national distributors and retailers. As of December 31, 1997, Management of the Company believes that Premiere Quality Foods has the realistic prospect of profitable operations.

          Premiere Chemical Products, Inc. ("Premiere Chemical Products") is a wholly-owned subsidiary of the Company. Premiere Chemical Products was organized by the Company in 1997 to develop, manufacture, distribute and market its proprietary formulation of laundry detergent and related products. Marketing and initial sales efforts commenced early in 1998 and market response has been favorable. Premiere Chemical Products is currently expanding its product line from soap products to include various pre-treatments, stain removers, starches, and related products. While still in the early stage of its development, as of December 31, 1997, management of the Company believes that Premiere Chemical Products has the realistic prospect of successful operations.

          Fedeoliva International, Ltd. ("Fedeoliva") is a 50% owned subsidiary of the Company which was closed in 1997. Fedeoliva was organized in 1997 to acquire an ownership interest in a joint venture from Hampton Financial Services, Inc., a company controlled by Mark Mendelson, who was at that time an outside Director of the Company. All activities of Fedeoliva were transferred to Premiere Quality Foods upon the formation of that subsidiary in 1997.

         In addition to these early stage business activities, the Company intends to aggressively seek out and pursue other synergistic business opportunities (whether early stage or mature) and investments. However, no assurance can be given that the Company will be successful in its efforts to acquire profitable business opportunities and investments.

Mortgage Banking Business

         The Company was incorporated in the state of Virginia in May 1992 to engage in the mortgage banking business. The Company acquired its initial mortgage loan servicing portfolio in December 1992 and commenced servicing operations in January 1993. Prior thereto, the Company was in the development stage and management of the Company focused on establishing the infrastructure of the Company consisting primarily of obtaining agency approvals (FNMA, FHLMC and HUD), hiring employees, establishing office facilities, and obtaining the necessary hardware and software to perform mortgage loan servicing operations.

         The Company's original business plan was to be a servicer of mortgage loans only, purchasing mortgage loan servicing either through brokers or directly from holders of such servicing. During 1992 and 1993, the Company purchased the rights to service approximately 6,750 loans with unpaid principal balances at the time of purchase of approximately $718,888,000.

         In early 1993, management believed that to fully capitalize on mortgage banking opportunities it would be necessary to also originate mortgage loans as well as service them. Management believed that the ability to originate mortgage loans would greatly enhance its ability to accumulate mortgage loan servicing at the least possible cost and to replace mortgage loan servicing that may dissipate through unanticipated prepayments. Additionally, profit margins on mortgage loan originations were attractive. Accordingly, the Company began to actively seek an origination opportunity and, in October 1993, executed an Agreement and plan of Merger, effective as of September 30, 1993, for a stock for stock merger with Waterford. Waterford originated loans in Virginia, Washington, D.C., Maryland and North Carolina.

         The Company had received revenues from two sources, mortgage loan origination activities and servicing activities. Revenues from mortgage loan origination activities are generated from mortgage loan origination and related fees, interest income earned on mortgage loans until they are sold and net gains, if any, on the sale of mortgage loans. Revenues related to servicing mortgage loans are derived principally from servicing fees earned in connection with the collection and processing of mortgage loan payments and the administration of mortgage loans on behalf of investors.

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

         Faced with these factors, management believed it was in the Company's best interest to sell its existing servicing portfolio and to repay its credit facility. Accordingly, on October 18, 1994, the Company executed a letter of intent with MCA Mortgage Corporation ("MCA") whereby the Company sold substantially all of its servicing rights to MCA The date of sale was November 30, 1994 and transfer of the servicing rights was completed by May 1, 1995. The sale resulted in a loss of approximately $540,000, but provided cash to the Company of approximately $2,500,000 after payoff of the NationsBank credit facility and expenses associated with the sale. Given the significant reduction in the amount of loan servicing during 1995, the Company significantly reduced its overhead expenses associated with loan servicing, and therefore its capacity to service loans. Since the sale to MCA, the Company has only been responsible for loans it originated and sold to FNMA, FHLMC or other investors, which amounted to approximately $7,500,000 at December 31, 1996. Subsequent to December 31, 1996, this remaining servicing was sold at a small gain.

Mortgage Loan Origination

         The Company, through its wholly owned subsidiary Waterford, originated both conventional and nonconforming mortgage loans. The Company's guidelines for underwriting the conventional conforming loans it originated complied with the criteria established by FNMA or FHLMC. The Company was also approved to originate loans insured by the FHA or guaranteed by the VA. Waterford also originated conventional nonconforming mortgage loans (loans for single family homes that do not meet the criteria established by FNMA or FHLMC) and the underwriting guidelines and property standards used for such loans were based on the underwriting standards required by institutional investors to which such loans were sold.

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

Other Business Strategies

         Given the highly competitive state of the conforming mortgage origination market and management's belief that it could not compete profitably in traditional mortgage banking activities, the Company has had to seek alternative business strategies in an attempt to achieve profitable operations. One strategy the Company pursued was the origination of nonconforming mortgage loans where the borrower had some credit issue that did not allow them to obtain traditional mortgage financing (commonly referred to as "B paper" loans). In December 1994, the Company formed a subsidiary, American Mortgage Express, Inc. ("AME"), to originate B paper loans and hired an individual with over twenty years experience with this type of lending to run the operations. During 1995 and 1996, AME struggled to attain profitable operations, and in fact was profitable for six months in 1995. However, AME was never able to attain the level of loan originations necessary to maintain profitability even though it hired many qualified individuals and obtained the necessary warehouse financing. Accordingly, the directors of the Company determined to cease AME's operations effective as of January 30,1997. As part of AME's cessation of operations, the warehouse line of credit was not extended beyond its expiration on February 28, 1997.

         Also, on December 11, 1995, the Company executed a Letter of Intent to acquire all of the outstanding stock of a federal savings bank located in Florida for a purchase price of approximately $5.5 million. Management has extensive experience in operating financial institutions and believed the acquisition of a savings bank would provide the operations necessary to attain profitability. Consummation of this transaction was subject to the completion of due diligence procedures, execution of a definitive acquisition agreement between parties, approval by both boards of directors and regulatory approval. A Stock Purchase Agreement (the "Agreement") was executed between the parties which expired on September 30, 1996 before the Company could obtain regulatory approval of the transaction from the Office of Thrift Supervision. The parties negotiated an extension of the Agreement to December 31, 1996 to provide the Company with additional time to obtain regulatory approval. The Company was unable to obtain regulatory approval by December 31, 1996 and was unable to negotiate an extension of the Agreement with the savings bank's stockholders past December 31, 1996. As a result, on March 5, 1997 the Company withdrew its Application for Change of Control with the Office of Thrift Supervision. At December 31, 1996, the Company wrote off approximately $219,000 in capitalized expenses related to this failed transaction.

FINANCIAL CONDITION

          Assets of the Company decreased from $1,943,035 at December 31, 1996 to $253,553 at December 31, 1997, a decrease of $1,689,482. This decrease was primarily due to the Company's operating loss of $1,967,530 and cessation of its mortgage banking operations. At December 31, 1997, the Company's primary assets consist of fixed assets of $121,627 and a note receivable from a related party of $94,240. Liabilities of $158,809 were primarily composed of accounts payable and accrued expenses.

         The significant declines in the Company's assets during the last three years have resulted due to the significant operating losses and the reduction in mortgage banking activities with the closures of Waterford and AME. Given the operating losses from mortgage banking activities the Company has experienced over the last three years, the Company believed it was prudent to close down these activities to safeguard the remaining assets.

RESULTS OF OPERATIONS

Current Year Performance and Earnings Outlook

         The Company incurred a loss of $1,967,530 for the year ended December 31, 1997. This loss is a result of the Company's continued inability to attain profitability from its activities, the cost of settling litigation and the process and expenses of closing down many of the Company's operations.

         As discussed previously, the Company has closed all its mortgage banking activities, and is actively seeking operational opportunities in the financial services industry or other suitable investment opportunities. However, no assurance can be given that management will be able to find a suitable business opportunity or attain profitable operations. The Company is continuing to look at all possible acquisitions, including those outside of the financial arena.

         The Company's subsidiaries, Premiere Quality Foods, Premiere Chemical Products, and National Archives are the only source of ongoing cash flow to the Company at December 31, 1997. The Company is seeking to grow these businesses and to acquire other businesses to assist the Company in becoming profitable.

Comparison of Year Ended December 31, 1997 to Year Ended December 31, 1996

         The Company incurred a loss of $1,967,530 for the year ended December 31, 1997 compared to a loss of $1,346,331 for the year ended December 31, 1996.

         Total revenues for the year ended December 31, 1997 amounted to $103,771 representing a decrease of $264,676, or 72%, when compared to 1996's revenues of $368,447. The Company's principal sources of revenue had been fees from mortgage origination, loan sales and servicing activities. The decline in revenue is directly related to the closure of the Company's various subsidiaries.

     Total expenses for 1997 amounted to $2,071,301 as compared to $1,714,778 in 1996, an increase of $356,523 or 21%. This increase is directly attributable to the closure of the Company's activities, namely a loss on joint venture of $112,983, payment of a legal settlement of $260,276, write off of investments and advances to joint venture of $212,169 and an increase in professional fees of $383,401.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary liquidity requirements have been the funding of its mortgage banking operations, the net cost of mortgage loan originations and the purchase of mortgage loan servicing rights. With the closure of its mortgage banking operations, the Company's liquidity requirements will be the funding of its remaining overhead expenses and any new business opportunities that may be approved by the Board of Directors. If the Company requires additional capital or liquidity, the Company may seek to raise funds in the capital markets. While the Company believes it can attract the necessary capital to provide the liquidity necessary to pursue new business opportunities, no assurance can be given that it will in fact be able to do so. Due to the operating losses sustained and the limited working capital of the Company, the Company's independent certified public accountants modified their opinion on the financial statements for the year ended December 31, 1997 regarding the Company's ability to continue as a going concern.

         Cash and cash equivalents at December 31, 1997 amounted to $12,845 as compared to $1,120,065 at December 31, 1996, a decrease of $1,107,220.

         During 1997, the Company's operating activities utilized $1,090,920 as compared to utilizing $75,767 in 1996. The utilization of cash resources from operating activities in both years resulted from the Company's net loss for each year.

         The Company's investing activities used $1,086 in cash resources in 1997 as compared to providing $486,955 in 1996. In 1996 the principal sources of cash from investing activities were provided from the final proceeds from sale of the servicing portfolio of $196,934 and proceeds from the sale of real estate of $293,375.

     Financing activities used $15,214 in cash resources during 1997 compared with $1,124,339 during 1996. In the past, the Company has relied on net proceeds from capital raising activities, a servicing secured bank facility, and a warehouse credit facility to meet its liquidity requirements. The servicing secured bank facility has been terminated and the warehouse credit facility expired on February 28, 1997 and was not extended. Accordingly, neither of these two sources of liquidity will be available to the Company in the future.



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

INFLATION

         Prior to closure of its mortgage banking operations, the Company was affected by inflation primarily through its impact on interest rates. During periods of rising inflation, interest rates generally increase, causing mortgage loan origination volumes, particularly refinancing activity, to decline. However, during such periods, mortgage prepayment rates slow, extending the average life of the servicing portfolio and enhancing its market value. Conversely, during periods of declining inflation, interest rates generally decline, resulting not only in increased mortgage loan origination volume and mortgage loan refinancing activity, but also in accelerated loan prepayment rates which decrease the average life of the Company's servicing portfolio, adversely impacting its value.

YEAR 2000

          The Company is currently assessing the impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems and products purchased by the Company. In addition, the Company plans to contact each significant vendor to request time tables for year 2000 compliance and expected costs, if any, to be passed along to the Company. The Company also plans to identify alternative vendors if the current vendors do not become year 2000 compliant. The Company believes that its internal information systems are either year 2000 compliant or will be so prior to the year 2000 without incurring material costs. There can be no assurance, however, that the Company will not experience unexpected costs and delays in achieving year 2000 compliance for its internal information systems and current products, which could result in a material adverse effect on the Company's future results of operations.

ITEM 7.  FINANCIAL STATEMENTS

                                First Chesapeake
                              Financial Corporation





                                  Consolidated
                              Financial Statements




                 For the Years Ended December 31, 1997 and 1996

--------------------------------------------------------------------------------


                                          First Chesapeake Financial Corporation
                                                                and Subsidiaries

                                                                        Contents






      Report of Independent Certified Public Accountants                   3

      Consolidated Financial Statements

        Balance Sheets                                                     4

        Statements of Operations                                           5

        Statements of Stockholders' Equity                                 6

        Statements of Cash Flows                                       7 - 8

      Summary of Significant Accounting Policies                      9 - 11

      Notes to Financial Statements                                  12 - 17

Report of Independent Certified Public Accountants


To the Board of Directors of
First Chesapeake Financial Corporation
Philadelphia, Pennsylvania

We have audited the consolidated balance sheets of First Chesapeake Financial Corporation and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Chesapeake Financial Corporation and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raises doubt about its ability to continue as a going concern. Management's plans in regard to this matter is also described in Note
1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Richmond, Virginia
October 26, 1998

-------------------------------------------------------------------------------------------------------------------


                                                                              First Chesapeake Financial Corporation
                                                                                                    and Subsidiaries

                                                                                         Consolidated Balance Sheets


December 31,                                                                           1997                  1996
-------------------------------------------------------------------------------------------------------------------

   Assets
Cash and cash equivalents                                                      $     12,845           $ 1,120,065
Mortgage loans held for sale (Note 3)                                                   -                  91,532
Note receivable                                                                      16,746                25,000
Furniture and equipment, net (Note 4)                                               121,627               361,205
Organization costs                                                                      -                  10,338
Loans to related parties                                                             94,240               100,000
Other assets                                                                          8,095               234,895
-------------------------------------------------------------------------------------------------------------------


Total Assets                                                                   $    253,553           $ 1,943,035
-------------------------------------------------------------------------------------------------------------------


   Liabilities and Stockholders' Equity
Liabilities
 Note payable (Note 5)                                                         $     17,795           $    33,009
 Accounts payable                                                                    26,355                63,028
 Accrued expenses                                                                   114,659                25,000
-------------------------------------------------------------------------------------------------------------------


Total Liabilities                                                                   158,809               121,037
-------------------------------------------------------------------------------------------------------------------


Commitments and Contingencies (Note 8)
-------------------------------------------------------------------------------------------------------------------


Stockholders' Equity (Note 8)
  Convertible preferred stock; no par value;
    $1 stated value per share; 5,000,000
    shares authorized; no shares issued                                                 -                     -
  Common stock; no par value; 10,000,000
    shares authorized; 5,500,000 and
    4,621,550 shares issued and outstanding                                      10,832,734            10,542,458
  Common stock warrant                                                                  -                  50,000
  Deficit                                                                       (10,737,990)           (8,770,460)
-------------------------------------------------------------------------------------------------------------------


Total Stockholders' Equity                                                           94,744             1,821,998
-------------------------------------------------------------------------------------------------------------------


Total Liabilities and Stockholders' Equity                                    $     253,553           $ 1,943,035
-------------------------------------------------------------------------------------------------------------------

           See accompanying summary of accounting policies and notes to consolidated financial statements.


                                                                                                                   4

-------------------------------------------------------------------------------------------------------------------


                                                                              First Chesapeake Financial Corporation
                                                                                                    and Subsidiaries

                                                                               Consolidated Statements of Operations



Year Ended December 31,                                                                      1997            1996
-------------------------------------------------------------------------------------------------------------------

Revenues
  Mortgage origination                                                               $        -        $   38,229
  Servicing fees (Note 2)                                                                  29,036          10,025
  Gain on sales of loans                                                                      -           201,121
  Interest income                                                                          74,632         159,700
  Interest expense                                                                         (1,936)        (57,900)
  Other                                                                                     2,039          17,272
-------------------------------------------------------------------------------------------------------------------


Total Revenues                                                                            103,771         368,447
-------------------------------------------------------------------------------------------------------------------


Operating Expenses
  Compensation and employee benefits                                                      552,318         691,087
  Professional fees                                                                       495,854         112,453
  Commitment fees                                                                             -            26,613
  Occupancy                                                                                60,455          93,385
  Loss on joint venture (Note 11)                                                         112,983             -
  Legal settlement (Note 10)                                                              260,276             -
  Write off of investment and advances to
   joint venture (Note 11)                                                                212,169             -
  Depreciation and amortization                                                           129,888         149,763
  Other operating expenses                                                                247,358         641,477
-------------------------------------------------------------------------------------------------------------------


Total operating expenses                                                                2,071,301       1,714,778
-------------------------------------------------------------------------------------------------------------------


Net Loss                                                                              $(1,967,530)    $(1,346,331)
-------------------------------------------------------------------------------------------------------------------


Basic and Diluted Loss Per Share                                                      $      (.41)    $      (.29)
-------------------------------------------------------------------------------------------------------------------


Weighted Average Shares Outstanding                                                     4,822,654       4,621,550
-------------------------------------------------------------------------------------------------------------------



           See accompanying summary of accounting policies and notes to consolidated financial statements.


                                                                                                                   5

---------------------------------------------------------------------------------------------------------------------------


                                                                                      First Chesapeake Financial Corporation
                                                                                                            and Subsidiaries

                                                                             Consolidated Statements of Stockholders' Equity





                                                                        Common                             Total
                                                   Common               Stock                           Stockholders'
                                                   Stock               Warrant          Deficit           Equity
---------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995                      $10,542,458         $ 50,000      $ (7,424,129)       $ 3,168,329
  Net loss                                                -                -          (1,346,331)        (1,346,331)
---------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                       10,542,458           50,000        (8,770,460)         1,821,998

  Issuance of common stock (Note 8)                   250,000              -                 -              250,000
  Repurchase of common stock (Note 10)                 (9,724)             -                 -               (9,724)
  Warrant expiration                                   50,000          (50,000)              -                  -
  Net loss                                                -                -          (1,967,530)        (1,967,530)
---------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                      $10,832,734        $     -        $(10,737,990)    $       94,744
---------------------------------------------------------------------------------------------------------------------------


               See accompanying summary of accounting policies and notes to consolidated financial statements.





                                                                                                                          6


-------------------------------------------------------------------------------------------------------------------


                                                                              First Chesapeake Financial Corporation
                                                                                                    and Subsidiaries

                                                                               Consolidated Statements of Cash Flows



Year Ended December 31,                                                                      1997            1996
-------------------------------------------------------------------------------------------------------------------

Operating Activities
  Net loss                                                                            $(1,967,530)    $(1,346,331)
  Adjustments
    Common stock issued as compensation                                                   125,000             -
    Write-off of investment and advances to
      joint venture                                                                       212,169             -
    Depreciation and amortization                                                         129,888         149,763
    Net decrease in loans held for sale                                                    91,532         498,997
    Decrease (increase) in receivable from
      loan sales                                                                              -           798,285
    Loss on disposal of assets                                                             38,235          14,263
    Decrease (increase) in other assets                                                   226,800         (49,978)
    Decrease in trade accounts payable and
      other liabilities                                                                   (36,673)           (617)
    Net increase (decrease) in accrued expenses                                            89,659        (140,149)
-------------------------------------------------------------------------------------------------------------------


Net cash absorbed by operating activities                                              (1,090,920)        (75,767)
-------------------------------------------------------------------------------------------------------------------


Investing Activities
  Purchase of furniture and equipment                                                      (1,086)           (130)
  Proceeds from sale of furniture and
    equipment                                                                                 -            12,776
  Proceeds from sale of servicing rights,
    net of selling expenses                                                                   -           196,934
  Extensions of credit to related parties                                                     -          (100,000)
  Repayments of notes receivable                                                              -            84,000
  Proceeds from sale of real estate owned                                                     -           293,375
-------------------------------------------------------------------------------------------------------------------


Net cash provided (absorbed) by investing activities                                  $    (1,086)    $   486,955
-------------------------------------------------------------------------------------------------------------------



                                                                                                        continued...


                                                                                                                   7

-------------------------------------------------------------------------------------------------------------------


                                                                              First Chesapeake Financial Corporation
                                                                                                    and Subsidiaries

                                                                               Consolidated Statements of Cash Flows
                                                                                                         (continued)



Year Ended December 31,                                                                   1997               1996
-------------------------------------------------------------------------------------------------------------------

Financing Activities
  Repayment of bank loans                                                          $   (15,214)       $    (1,742)
  Net decrease in warehouse line of credit                                                 -           (1,122,597)
-------------------------------------------------------------------------------------------------------------------


Net cash absorbed by financing activities                                              (15,214)        (1,124,339)
-------------------------------------------------------------------------------------------------------------------


Net decrease in cash and cash equivalents                                           (1,107,220)          (713,151)

Cash and cash equivalents at beginning
  of period                                                                          1,120,065          1,833,216
-------------------------------------------------------------------------------------------------------------------


Cash and cash equivalents at end of period                                        $     12,845        $ 1,120,065
-------------------------------------------------------------------------------------------------------------------


Supplemental Cash Flow Disclosures:
  Cash payments of interest expense                                               $      1,936       $     57,900
  Supplemental Schedule of Non-Cash
  Financing activities:
    Common stock issued in exchange for
      equity interest in joint venture                                            $    125,000       $        -
    Transfer of related party loan to
      investment in joint venture                                                 $    135,000       $        -
-------------------------------------------------------------------------------------------------------------------

           See accompanying summary of accounting policies and notes to consolidated financial statements.



                                                                                                                   8

--------------------------------------------------------------------------------

                                          First Chesapeake Financial Corporation
                                                                and Subsidiaries

                                      Summary of Significant Accounting Policies



Organization        On May 18, 1992, First Chesapeake Financial Corporation (the
and Basis of        "Company") was  incorporated in the Commonwealth of Virginia
Presentation        as a mortgage  banking company to engage in the servicing of mortgage loans.

                    The consolidated financial statements include the accounts of the Company, its six wholly owned subsidiaries, Premiere Quality Foods, Inc. ("Premiere Foods"), Premiere Chemical Products, Inc., Waterford Mortgage Corporation ("WMC"), American Mortgage Express, Inc. ("AME"), First Chesapeake Mortgage Corporation ("FCMC"), and First Chesapeake Funding Corporation ("FCFC"), and National Archives, Inc. ("NAI"), of which the Company owns 60% of the outstanding stock. All material intercompany transactions and accounts have been eliminated in consolidation.

                    WMC and FCMC were engaged in the business of originating first mortgage loans, however, due to a lack of loan volume, were closed and ceased operations in 1995 (see Note 1 of the Notes to Consolidated Financial Statements).

                    AME was incorporated on October 8, 1994 and commenced operations in December of 1994. AME originated nonconforming first mortgage loans where borrowers have some credit issue that does not allow them to obtain traditional mortgage financing (commonly referred to as "B paper" loans). Due to an inability to attain profitable operations, AME was closed during 1997.

                    FCFC acquires troubled loans through brokers at significantly discounted prices and formulates a workout with the borrower. Once a workout plan has been established, FCFC will either retain the loan to maturity or sell the loan to others. FCFC was closed during 1997.

                    NAI provides document archive services to government and business primarily located in the Philadelphia area. The operations of NAI were not significant to the consolidated operations of the Company for the years ended December 31, 1997 and 1996.

                    Premiere Foods acquires, packages, distributes and sells imported Spanish olive oil and related specialty foods products within North America. Premiere Foods has exclusive rights to import olive oil from a leading Spanish Cooperative into the North American Free Trade Zone through the Port of Philadelphia. The company was formed during 1997 and did not have significant operations during 1997.

                    Premiere Chemical Products, Inc. develops, manufactures, distributes, and markets its proprietary formulation of laundry detergent and related products. Premiere Chemical Products was formed during 1997 and did not have any operations during 1997.

--------------------------------------------------------------------------------

                                          First Chesapeake Financial Corporation
                                                                and Subsidiaries

                                      Summary of Significant Accounting Policies
                                                                     (continued)


Cash and Cash       For  the  purposes  of the  statements  of cash  flows,  the
Equivalents         Company  considers  all highly  liquid  investments  with an initial maturity of three months or less to be cash equivalents.

Loans Held          Loans  held  for sale are  carried  at the  lower of cost or
for Sale            market on an aggregate basis.  Discounts from origination of loans held for sale are deferred and recognized as an adjustment to carrying value.

Furniture and       Furniture and equipment are stated at cost less  accumulated
Equipment           depreciation  and  amortization.  Provision for depreciation and amortization are computed by using the straight-line method over the estimated useful lives of the individual assets. Ordinary maintenance and repairs are charged to operations as incurred.

Income              Revenue from mortgage  origination  is  recognized  when the
Recognition         loans are sold to an investor and the Company has no further obligation to fulfill. To date, the majority of loans originated have been sold (or will be sold in the case of loans held for sale) and servicing released.

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

Income Taxes        From  inception  through  December 31, 1997, the Company has incurred net operating losses and, accordingly, has made no provision for income taxes.


Basic and Diluted The Company adopted Financial Accounting Standards Board Loss Per Share issued Statement of Financial Accounting Standards No. 128,
                    "Earnings per Share" ("SFAS 128") in 1997. SFAS 128 provides for the calculation of Basic and Diluted earnings per share.
                    Basic  earnings  per  share  includes  no  dilution  and  is computed by dividing income available to common shareholders by the weighted average number of common shares  outstanding for the period.  Diluted  earnings  per share  reflects  the
                    potential   dilution  of  securities  that  could  share  in
                    earnings of an entity, similar to fully diluted earnings per share.

                    Shares issuable for stock options and warrants have been excluded from the computation of loss per share for the years ended December 31, 1997 and 1996, as their inclusion would be anti-dilutive.

--------------------------------------------------------------------------------

                                          First Chesapeake Financial Corporation
                                                                and Subsidiaries

                                      Summary of Significant Accounting Policies
                                                                     (continued)


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

--------------------------------------------------------------------------------

                                          First Chesapeake Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


1. Going Concern    The  Company's  financial  statements  are  presented on the
   Matters          going concern basis,  which  contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the year ended December 31, 1997, the Company closed American Mortgage Express and First
                    Chesapeake Funding Corporation. As shown in the accompanying financial statements, the Company has sustained significant losses and has little working capital to fund future operations which may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

                    The Company's continuation as a going concern is dependent on its ability to identify new business opportunities and to expand the operations of its wholly-owned subsidiaries, Premiere Quality Foods, Inc. and Premiere Chemical Products, Inc. both of which were formed, but were inactive, in 1997. The Company also has issued letters of intent to acquire up to six mortgage banking operations in the Eastern United States. It is the Company's intent to fund these acquisitions through issuance of additional shares and a debt offering. There are no assurances that the Company will be able to finalize any of these acquisitions.

                    The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

2. Loan Servicing   The Company was  involved in servicing  single  family first mortgage loans. Total loans being serviced at December 31, 1996 was approximately $7,505,000. During 1997, all loan servicing was sold.

3. Mortgage Loans   Loans held for sale at December 31, 1996 were  committed for
   Held for Sale    delivery  to  various   investors  at  prices  that  in  the
                    aggregate exceeded carrying value.

--------------------------------------------------------------------------------

                                          First Chesapeake Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)



4. Furniture and    Furniture and equipment consists of the following:
   Equipment
                    December 31,                       1997                1996
                    ------------------------------------------------------------


                    Leasehold improvements       $   22,138           $  23,744
                    Furniture and fixtures          102,672             163,786
                    Machinery and equipment         186,571             452,935
                    Vehicles                         36,521              55,100
                                             -----------------------------------


                                                    347,902             695,565
                    Less accumulated depreciation
                      and amortization             (226,275)           (334,360)
                                             -----------------------------------


                                                 $  121,627           $ 361,205
                                             -----------------------------------


                    Depreciation expense for the two years ended December 31, 1997 and 1996 were $119,550 and $129,243, respectively.


5. Notes Payable    Note  payable at December  31, 1997 and 1996  consisted of a vehicle  loan,  which  was  paid in full  during  1998.  The
                    Company  had  a  $3,000,000  warehouse  line  of  credit  at
                    December  31,  1996  to  fund  the   origination   of  first
                    lien-mortgage loans. The warehouse line of credit was terminated during February 1997 in conjunction with the closing of AME and no amounts were outstanding during 1997 under the facility.

                    The following information relates to the warehouse line of credit for the year ended December 31, 1996:

                    Outstanding at end of period                   $        -
                    Weighted average interest rate
                      at end of period                                      -
                    Maximum amount outstanding
                      during the period                               2,700,540
                    Average amount outstanding                          701,019
                    Weighted average interest rate
                      during the period                                    8.15%


6. Income Taxes     The Company  files a  consolidated  income tax  return.  The
                    Company incurred net operating losses for federal income tax purposes of approximately $1,680,000, and $1,272,000 for the years  ended  December  31,  1997  and  1996,  respectively, resulting  in total  net  operating  loss  carryforwards  of approximately  $8,740,400  which  expire  beginning  in 2007 through 2012, if not  previously  utilized.  The  difference between the Company's net operating  loss  carryforward  for tax and financial  reporting purposes results primarily from
                    temporary    differences   related   to   depreciation   and
                    amortization.

                    At December 31, 1997 and 1996 the Company recorded a valuation allowance for the total amount of the net deferred tax asset which was composed primarily of the net operating loss carryforwards.

--------------------------------------------------------------------------------

                                          First Chesapeake Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


7. Stock Options    In May 1992,  the Board of  Directors  adopted an  Incentive
                    Stock  Option  Plan  (the  "Plan").  Pursuant  to the  Plan,
                    500,000  shares  of the  Company's  common  stock  were made available for awards.  The Plan allows for  Incentive  Stock
                    Options  intended  to qualify  as  Incentive  Stock  Options within the  meaning of Section 322 of the  Internal  Revenue
                    Code  of  1986,  and for  Non-qualified  Stock  Options  not intended to qualify as Incentive  Stock  Options.  Incentive
                    Stock  Options  may be  granted  to  employees  as  well  as non-employee  directors  and  consultants  to  the  Company.
                    Exercise  prices under the Plan must be at fair market value per  share at date of  grant  or,  in the case of  Incentive
                    Stock Options  granted to employees who own more than 10% of the voting power of all classes of stock of the Company,  at
                    110% of the fair market value per share at date of grant.

                    Option activity is summarized as follows:

                    Year Ended December 31,            1997                    1996
                    ------------------------------------------------------------------------


                                                            Weighted-              Weighted-
                                                             average                average
                                                            exercise               exercise
                                                 Shares       price      Shares      price
                                             -----------------------------------------------

                    Outstanding options
                      at beginning of
                      year                      460,000      $1.17        460,000     $1.35

                    Options granted                  -                     50,000       .50
                    Options cancelled          (260,000)      1.28        (50,000)     2.20
                                             -----------------------------------------------


                    Outstanding options
                      at end of year            200,000      $ .27        460,000     $1.17
                                             -----------------------------------------------


--------------------------------------------------------------------------------

                                          First Chesapeake Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


7. Stock Options The Company applies Accounting Principals Board Opinion 25 (continued) in accounting for stock options granted to employees. Had compensation  expense  been  determined  based upon the fair value of the  awards at the grant date and  consistent  with
                    the  methods   under   Statement  of  Financial   Accounting
                    Standards 123, the Company's 1996 net loss and net loss per share would have been increased to the pro forma amounts as indicated in the following table:

                    Net loss                                        1996
                                                           -------------

                    As reported                               $1,346,331
                    Pro forma                                  1,371,331

                                                               Basic and
                    Net loss per share                          Diluted
                                                           -------------

                    As reported                                     $.29
                    Pro forma                                        .30

                    There were no options granted during 1997 and, therefore there are no pro forma effects on net loss and net loss per share. The fair value of each option granted during 1996 was estimated on the date of grant using the Black-Sholes option pricing model with the following assumptions: a risk free interest rate of 6.397%, no dividend yield, expected weighted average term of five years and a volatility of 140%.

                    At December 31, 1997 there were 200,000 options outstanding and exercisable with an exercise price ranging from $.25 to $.28 and a remaining maturity of 2.5 years.

8. Stockholders'    On August 4, 1993,  the Company  completed an initial public
   Equity           offering of its  securities  through  the sale of  1,250,000
                    Units at a purchase price of $8.00 per Unit. Each Unit consisted of one share of the Company's common stock, no par value, one Redeemable Class A Warrant and one Redeemable
                    Class B Warrant. Each Class A Warrant entitles its holder to purchase one share of the Company's common stock at a purchase price of $9.00 per share and each Class B Warrant entitles its holder to purchase one share of common stock at a price of $10.00 per share. The Class A and Class B
                    Warrants are exercisable by the holders until July 15, 1998.

                    In May 1992, the Company issued a warrant to purchase 500,000 shares of common stock at an exercise price of $2.00 per share. This warrant, together with 1,000,000 shares of common stock, were issued to a founding stockholder of the Company for proceeds of $425,000. The Company had assigned a value to the warrant of $50,000. The warrant expired unexercised during 1997 and the $50,000 was transferred to common stock.

--------------------------------------------------------------------------------

                                          First Chesapeake Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


8. Stockholders'    During,  1997,  the Company  issued 500,000 shares of common
   Equity           stock to acquire an  interest in a joint  venture  (see Note
   (continued)      11) and 500,000 shares as  compensation to an officer of the
                    Company that joined the Company during 1997. The shares were recorded at the fair value of the Company's common stock at the respective issues dates.

9. Fair Value of    FAS 107 requires  disclosure  of the fair value of financial
   Financial        instruments,  both assets and liabilities recognized and not
   Instruments      recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value estimates are made as of a specific point in time based on the characteristics of the financial  instruments and the relevant market  information.
                    Fair  value  estimates  are  based  on  existing   financial
                    instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.
                    Accordingly, the aggregate fair value amounts presented do not necessarily represent the underlying market value of the Company.

                    The following describes the methods and assumptions used by the Company in estimating fair values.

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

                    Commitment to Extend Credit - The fair value of mortgage commitments to extend credit is estimated by comparing the Company's cost to acquire mortgages to the current price for similar mortgage loans, taking into account the terms of the commitments and the creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between the current level of interest rates and the committed rates. There were no mortgage commitments to extend credit at December 31, 1997.

10. Litigation      On June 6, 1996,  Robert L.  Nichols  and John J.  Morrissey
                    ("Plaintiffs")  filed a  lawsuit  in the  Circuit  Court  of
                    Fairfax County,  Virginia against the Company and two of its
                    then  principal  officers  ("Defendants"),   in  the  matter
                    captioned "Robert L. Nichols, et al. v. Max E. Gray, et al",
                    Law No. 152839 ("the Lawsuit"). Plaintiffs are former owners
                    and    employees   of   Waterford    Mortgage    Corporation
                    ("Waterford"), a former wholly owned subsidiary of the Company which ceased operations during June of 1995.

--------------------------------------------------------------------------------

                                          First Chesapeake Financial Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


10. Litigation On August 1, 1997, Defendants reached a settlement with (continued) Plaintiffs with respect to this litigation. The Company agreed to a payment of $270,000 to Plaintiffs to settle their law suit. As part of the settlement, on August 5, 1997 the Plaintiffs tendered to the Company 121,550 shares of the Company's common stock owned by them. The shares of common stock were recorded at their fair value and the legal settlement expense was adjusted by that amount $(9,724).

11. Investment in During 1997, the Company obtained a 50% interest in a joint Joint Venture venture, Fedeoliva International LTD., from a company wholly-owned  by one of its board  members in  exchange  for extinguishment  of a $135,000  (including  accrued interest)
                    note  receivable  due from that board member and issuance of
                    500,000  (estimated fair value of $125,000 at issuance date)
                    shares  of  common  stock.  The  remaining  50% is  owned by
                    Fedeoliva,   S.C.A.,   a  Spanish   olive   oil   production
                    cooperative.  Fedeoliva International LTD is a company which
                    was  created  to  acquire,  package,   distribute  and  sell
                    imported  Spanish  olive  oil and  related  products  in the
                    United States.  During 1997,  the Company  loaned  Fedeoliva
                    International,  LTD  $250,000  so that it could  obtain  the rights to sell certain olive oil of Fedeoliva,  S.C.A., held
                    in  the  United  States.   The  joint  venture   experienced
                    significant  losses  during the year,  and as a result,  the
                    Company   wrote-off  its  investment  and a  portion  of the
                    unpaid  note  receivable  balance  ($55,760   plus  accrued
                    interest) as of December 31, 1997. As of  the end of January
                    1998, the joint venture ceased operations and remaining obligations were transferred to Fedeoliva, S.C.A.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The names, positions, ages and backgrounds of the directors and executive officers of the Company at December 31, 1997 are set forth below.

Name                          Age     Position
----                          ---     --------

Mark Mendelson                41      Chairman  of the  Board of  Directors  and
                                      Chief Executive Officer. Mr. Mendelson has
                                      been  a  Director  of  the  Company  since
                                      August 1996. Since 1984, Mr. Mendelson has
                                      served as  Chairman  and  Chief  Executive
                                      Officer  of  Hampton  Real  Estate  Group,
                                      Inc.,  a  diversified   professional  real
                                      estate   brokerage,    development,    and
                                      management firm specializing in commercial
                                      and residential  properties throughout the
                                      United States.  Mr.  Mendelson is a former
                                      director  and past  chairman  of the Audit
                                      Committee  of  Equimark  Bank  Corporation
                                      and sits on the  boards  of a  variety  of
                                      civic  and   philanthropic   institutions,
                                      including  the Board of Trustees of Lehigh
                                      Valley Community College.

Richard N. Chajekian, Jr.     35      Director,   President  and  Secretary  and
                                      Chief Operating Officer.  Mr. Chakejian is
                                      experienced in the food,  laundry products
                                      and chemical industries. Mr. Chakejian has
                                      an   extensive    background    in   field
                                      management, sales, marketing and research.

Matthew Coppolino             60      Director.  Mr.  Coppolino  is  the  senior
                                      Judge in the Municipal Court Of The City
                                      Of Philadelphia.


          Richard Chakejian, Sr., the father of the President, is manager and sole employee of Premiere Chemical Products. Mr. Chakejian, Sr. formerly owned and operated businesses engaged in several aspects of laundering, dry cleaning, and institutional linen services, and is responsible for product introduction, sales, marketing and general management of the wholly-owned subsidiary.

         There are no other family relationships among any of the Directors or executive officers of the Company or its subsidiaries.

         Directors are elected at each annual meeting of stockholders and serve until the next annual meeting. The bylaws of the Company require a minimum of four Directors. With the resignations of Mr. Gray and Mr. Whitehurst, Jr. as of December 15, 1997 and the election of Matthew Coppolino to the Board, there are only three Directors on the Board. At December 31, 1997, the Company was seeking candidates for the Board of Directors to reach or exceed the minimum required by its bylaws. Executive officers are elected annually at a meeting of the Board of Directors and, subject to individual contractual arrangements, serve at the pleasure of the Board of Directors.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

         Section 16 (a) of the Securities Exchange Act requires the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file reports of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission ("SEC") and the National Association of Security Dealers. Officers, directors and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Company with copies of all forms 3, 4 and 5 they file.

To the Company's knowledge, the following transactions have not been filed with the SEC:

     1. In October 1997, Mark Mendelson received 500,000 shares of common stock as partial payment for the transfer of a 50% interest in a Fedioliva International, Ltd. to the Company.

     2. In October 1997, Richard Chakejian, Jr. received 500,000 shares of common stock in consideration of the transfer of his rights, title, and interest in all propriertary formulas, processes, materials, know-how, and methods of manufacture of a soap detergent and related product.


ITEM 10.          EXECUTIVE COMPENSATION OF DIRECTORS

         Directors who are not executive officers of the Company are entitled to receive $300 per meeting of the Board of Directors or a Committee thereof attended by the Director.

COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth, for the three years ended December 31, 1997, certain information as to the total remuneration paid to each of the Company's executive officers whose total annual salary and bonus exceeded $100,000 for services in all capacities:

                          Summary Compensation Schedule
                                                                                                             All
                                                     Annual Compensation                                   Other
         Name and                                                                          Other    Compensation
         Principal Position (1)                  Year       Salary          Bonus           (2)          (3)
         ----------------------                  ----       ------          -----          -----    ------------

         Mark Mendelson                          1997       $      0    $        0    $        0      $        0
         Chairman and CEO                        1996       $      0    $        0    $        0      $        0
                                                 1995       $      0    $        0    $        0      $        0

         Richard N. Chakejian, Jr.               1997       $      0    $        0    $        0      $  125,000
         President                               1996       $      0    $        0    $        0      $        0
                                                 1995       $      0    $        0    $        0      $        0

         Max E. Gray                             1997       $ 99,827    $        0    $    7,200      $  110,167
         President and CEO                       1996       $100,000    $        0    $    7,200      $    9,799
                                                 1995       $100,000    $   25,000    $    7,200      $    9,144

         C. Harril Whitehurst, Jr.               1997       $ 66,200    $        0    $    4,766      $        0
         Executive Vice                          1996       $100,000    $        0    $    7,200      $    9,500
         President and CFO                       1995       $100,000    $   25,000    $    7,200      $    8,898

(1) No other executive officer had compensation whose salary and bonus exceeded $100,000.
(2)       Includes perquisites, including automobile allowance.
(3) Includes premiums paid for health, disability and life (where the spouse is the beneficiary) insurance.
(4) Mark Mendelson received 500,000 shares of common stock and $135,000 in exchange for a 50% interest in Fedeoliva International, Ltd. Richard Chakejian, Jr. received 500,000 shares of common stock in exchange for his transfer of all rights, title and interest in all proprietary formulas, processes, materials, know-how, and methods of manufacture of a soap detergent and related product. See item 12.

EMPLOYMENT AGREEMENTS

         As of December 31, 1997, the Company had not entered into any employment agreements with its employees.

STOCK OPTION PLAN

         In May 1992, the Board of Directors adopted an Incentive Stock Option Plan (the "Plan"). Pursuant to the Plan, 500,000 shares of the Company's common stock were made available for awards. The Plan allows for Incentive Stock Options intended to qualify as Incentive Stock Options within the meaning of
Section 422 of the Internal Revenue Code of 1986, and for Nonqualified Stock Options not intended to qualify as Incentive Stock Options. Incentive Stock Options may be granted only to employees of the Company. Non-qualified Stock Options may be granted to employees as well as non-employee directors and consultants to the Company. Exercise prices under the Plan must be at fair market value per share at date of grant or, in the case of Incentive Stock Options granted to employees who own more than 10% of the voting power of all classes of stock of the Company, at 110% of the fair market value per share at date of grant. Option activity is summarized following:

                                                                       December 31,
                                                     -----------------------------------------------------
                                                        1997                  1996                  1995
                                                        ----                  ----                  ----
         Outstanding options at
              beginning of year                        460,000               460,000               500,000
         Options granted                                   -0-                50,000               210,000
         Options canceled                             (260,000)            (  50,000)             (250,000)
                                                      ---------             --------               -------
         Outstanding options at
              end of year                              200,000               460,000               460,000
                                                       =======               =======               =======

         Exercise prices
              Low                                  $       .25           $       .25           $       .25
              High                                         .28                  2.50                  2.50

         Latest expiration date                    May 1, 2001           May 1, 2001         July 24, 2000

         No options have been exercised as of December 31, 1997, nor were any individual grants of stock options made to any executive officers during the fiscal year ended December 31, 1997.

         The following table presents information concerning each exercise of stock options during the fiscal year ended December 31, 1997 by each of the named executive officers and the value of unexercised options at December 31, 1997:

                 Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values
                                                                       Number of
                                                                       Shares                  Value of
                                                                       Underlying              Unexercised
                                                                       Unexercised             In-the-Money
                                    Shares                             Options                 Options
                                    Acquired                           at FY-End               at FY-End
                                    on                 Value           Exercisable/            Exercisable/
Name                                Exercise           Realized        Unexercisable           Unexercisable
----                                --------           --------        -------------           -------------
Mark Mendelson                             0                     0          100,000                 (1)
Richard N. Chakejian, Jr.                  0                     0                0                 (1)


(1) None of the options are in the money at December 31, 1997 as the exercise price is equal to or higher than the closing price of the Company's common stock at December 31, 1997 of $0.125 per share.

STOCK APPRECIATION RIGHTS AND LONG-TERM INCENTIVE PLANS

         The Company did not grant (nor has it ever granted) any stock appreciation rights or long-term incentives to any of the executive officers named in the preceding table during the fiscal year ended December 31, 1997.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of December 31, 1997 by i) each person known by the Company to own beneficially 5% of such stock, ii) each Director of the Company, iii) each executive officer of the Company, and iv) all Directors and executive officers of the Company as a group. Except as listed below, the address for each of the listed individuals is:
12 E. Oregon St., Philadelphia, Pennsylvania 19148.

                                                              Number of Shares                 Percent
Name of Beneficial Owner (1)                                  Beneficially Owned             of Total (2)
----------------------------                                  ------------------             ------------

Mark Mendelson (3),(4)........................................          2,651,000                   47.3%
John E. Dell (4)..............................................            450,000                    8.2%
c/o Gallagher, Briody, & Butler
Thomas P. Gallagher
212 Carnegie Center, Suite 402
Princeton, NJ 08540
Richard N. Chakejian, Jr......................................            691,500                   12.6%
Matthew Coppolino.............................................                  0                      0%
All Directors and officers
     as a group (three persons)...............................          3,342,500                   60.8%

(1) Unless otherwise indicated, each person has sole voting and investment powers with respect to the shares specified opposite his or her name.
(2) Does not include 2,500,000 shares of common stock which were issuable upon exercise of the Class A and Class B Warrants included in the Units sold in the initial public offering; these Class A and Class B Warrants expired in mid-1997.
(3) Includes option to purchase 100,000 shares of common stock at $0.275 per share.
(4) Consists of 450,000 shares of common stock owned by Mr. Dell which is subject to a voting trust which is voted by Mr. Mendelson.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In October 1997, 500,000 shares of common stock were issued to Mr. Chakejian, Jr. in consideration of the transfer of his rights, title, and interests in all proprietary formulas, processes, materials, know-how, and methods of manufacture of a soap detergent and related product.

         In October  1997,  500,000  shares of common  stock were  issued to Mr.
Mendelson and a cash payment of $135,000 was made to Mr. Mendelson in consideration for a 50% interest in Fedeoliva International, Ltd. which Mr. Mendelson, through Hampton Financial Services, Inc., transferred to the Company.

         Max E. Gray, C. Harril Whitehurst, Jr. and L. Anthony Bottoms, III each purchased 500,000 shares of the Company's common stock at a purchase price of $0.05 per share in May 1992. Messrs. Gray, Whitehurst and Bottoms were founding stockholders of the Company and Messrs. Gray and Whitehurst were officers and Directors of the Company until their resignations effective December 31, 1997. Mr. Bottoms was an officer and Director of the Company until his resignation in July 1995.

         Pursuant to the terms of a May 1992 Stock Purchase Agreement between the Company and John E. Dell a Director of the Company at that time, Mr. Dell purchased 1,000,000 shares of the Company's common stock and was issued a Common Stock Purchase Warrant (the "Private Warrant") entitling him to purchase up to 500,000 shares of the Company's common stock at $2.00 per share on or before May

1997. The Private Warrant carries certain demand and piggyback registration rights. Mr. Dell paid the Company $425,000 in consideration for the common stock and Private Warrant and also agreed to subscribe for 1,000,000 shares of the Company's Series A preferred stock if the Company was unable to sell a minimum of 1,000,000 shares of its Series A preferred stock to third parties. On March 5, 1993, Mr. Dell sold the right to acquire 200,000 shares of the Company's common stock pursuant to the Private Warrant to certain unrelated third parties.


         All future transactions with officers, Directors or five percent (5%) stockholders of the Company will be approved by the independent disinterested members of the Company's Board of Directors and be on terms no less favorable to the Company than could otherwise be obtained from unaffiliated third parties.

         All of the transactions described above give retroactive effect to the 1-for-2 reverse stock split that occurred in July 1993.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      (3) List of Exhibits Required by Item 601 Of Regulation S-B

        Exhibit #
        ---------
          1.1 Revised Form of Underwriting Agreement between the Company and Hibbard Brown & Company, Inc. (1)
          3.1       Restated Articles of Incorporation of the Company. (1)
          3.2       By-laws of the Company. (1)
          3.3       Form of Stock Certificate. (1)
          4.1 Revised Form of Underwriter's Unit Purchase Option to be issued to Hibbard Brown & Company, Inc. (1)
          4.2 Revised Form of Warrant Agreement among the Company, Hibbard Brown & Company, Inc. and American Stock Transfer and Trust Company, including specimen forms of Class A and Class B Warrants. (1)

          4.3 Revised Form of "M/A" Agreement between the Company and Hibbard Brown & Company, Inc. (2)
          9.1       Irrevocable  Voting Proxy,  dated March 9, 1994 between John
                    E. Dell and Max E. Gray. (3)
          10.1 Common Stock Purchase Agreement, dated May 16, 1992, by and among the Company, John E. Dell, Max E. Gray, C. Harril Whitehurst, Jr. and L. Anthony Bottoms, III. (1)
          10.2 Escrow Agreement, dated May 16, 1992, by and among the Company, Max E, Gray, C. Harril Whitehurst, Jr., L. Anthony Bottoms, III, John E. Dell and Mason, Briody, Gallagher & Taylor, Esqs. (1)
          10.3 Escrow Agreement, dated May 16, 1992, by and among the Company, John E. Dell and Mason, Briody, Gallagher & Taylor, Esqs. (1)
          10.4 Shareholders' Agreement, dated May 16, 1992 by and among the Company, John E. Dell, Max E. Gray, C. Harril Whitehurst, Jr. and L. Anthony Bottoms, III. (1)
          10.5 Employment Agreement, dated May 18, 1992, between the Company and Max E. Gray and Amendment No. 1 thereto dated March 8, 1993. (1)
          10.6 Employment Agreement, dated May 18, 1992, between the Company and L. Anthony Bottoms, III and Amendment No. 1 thereto dated March 8, 1993. (1)
          10.7 Employment Agreement, dated May 18, 1992, between the Company and C. Harril Whitehurst, Jr. and Amendment No. 1 thereto dated March 8, 1993. (1)
          10.8      1992 Stock Option Plan. (1)
          10.9 Incentive Stock Option Agreement, dated June 1, 1992 between the Company and Max E. Gray. (1)
          10.10 Incentive Stock Option Agreement, dated June 1, 1992 between the Company and L. Anthony Bottoms, III. (1)
          10.11 Incentive Stock Option Agreement, dated June 1, 1992 between the Company and C. Harril Whitehurst, Jr. (1)
          10.12 Common Stock Purchase Warrant Agreement, dated March 8, 1993, by and among the Company, John E. Dell and Ronnie Wohl. (1)
          10.13 Common Stock Purchase Warrant Agreement, dated March 8, 1993, by and among the Company, John E. Dell and Donald Wohl. (1)
          10.14 Common Stock Purchase Warrant Agreement, dated March 8, 1993, by and among the Company, John E. Dell and Ladenberg, Thalmann & Co. Inc. (1)
          10.15 Common Stock Purchase Warrant, dated March 8, 1993, issued by the Company to John E. Dell. (1)
          10.16 Common Stock Purchase Warrant, dated March 8, 1993, issued by the Company to Ronnie Wohl. (1)
          10.17 Common Stock Purchase Warrant, dated March 8,1993, issued by the Company to Donald Wohl. (1)
          10.18     Common Stock Purchase  Warrant,  dated March 8, 1993, issued by the Company to Ladenberg, Thalmann & Co. Inc. (1)
          10.19     Non-Qualified Option Agreement, dated June 17, 1992, between the Company and Thomas P. Gallagher. (1)
          10.20 Non-Qualified Option Agreement, dated June 17, 1992, between the Company and Michael F. Marino. (1)
          10.21 Lease Agreement, dated July 27, 1992, between the Company and Southgate Associates. (1)
          10.22 Loan Agreement, dated July 20, 1992, by and between the Company and NationsBank of Virginia, N.A. (1)
          10.23 Commitment Letter, dated September 18, 1992, from NationsBank of Virginia, N.A. approving credit facility in the amount of $250,000. (1)
          10.24 Commitment Letter, dated May 7, 1992, from NationsBank of Virginia, N.A. approving credit facility in the amount of $10,000,000. (1)
          10.25 Mortgage Selling and Servicing Contract, dated July 31, 1992, between the Company and Fannie Mae. (1)
          10.26 Mortgage Servicing Purchase and Sale Agreement, dated December 30, 1992, by and between the Company and Continental Savings of America. (1)

          10.27 Interim Servicing Agreement, dated December 9, 1992, by and between the Company and Continental Savings of America. (1)
          10.28 Mortgage Servicing Purchase and Sale Agreement, dated December 30, 1992, by and between the Company and Beverly Hills Securities Company. (1)
          10.29 Interim Servicing Agreement, dated December 9, 1992, by and between the Company and Beverly Hills Securities Company.
                    (1)
          10.30 Mortgage Servicing Purchase and Sale Agreement, dated March 31, 1993, by and between the Company and Continental Savings of America. (1)
          10.31 Interim Servicing Agreement, dated March 31, 1993, by and between the Company and Continental Savings of America. (1)
          10.32 Mortgage Servicing Purchase and Sale Agreement, dated August 30, 1993, by and between the Company and Interfirst Federal Savings Bank. (3)
          10.33 Interim Servicing Agreement, dated August 30, 1993, by and between the Company and Interfirst Federal Savings Bank. (3)
          10.34 Mortgage Servicing Purchase and Sale Agreement, dated September 30, 1993, by and between the Company and Continental Savings of America. (3)
          10.35 Interim Servicing Agreement, dated September 30, 1993, by and between the Company and Continental Savings of America.
                    (3)
          10.36 Agreement and Plan of Merger, dated September 29, 1993, by and among the Company, First Chesapeake Acquisition Corporation, Waterford Mortgage Corporation and Stockholders of Waterford Mortgage Corporation. (3)
          10.37 Lease Agreement, dated July 7, 1993, between Waterford Mortgage Corporation and 1320 Old Chain Bridge Road Associates. (3)
          10.38 Lease Agreement, dated November 22, 1993, between Waterford Mortgage Corporation and 1320 Old Chain Bridge Road Associates. (3)
          10.39 Mortgage Loan Warehouse Purchase Agreement, dated November 24, 1993, by and between Waterford Mortgage Corporation and Mt. Vernon Federal Savings Bank. (3)
          10.40 Commitment Letter, dated November 8, 1993, from NationsBank of Virginia, N.A. approving increase in credit facility in the amount of $10,000,000 to $15,000,000. (3)
          10.41 Amendment, dated December 29, 1993, to Loan Agreement, dated July 20, 1992, by and between the Company and NationsBank of Virginia, N.A. (3)
          10.42 Employment Agreement, dated March 16, 1994, between the Company and John J. Morrissey. (3)
          10.43 Employment Agreement, dated March 16, 1994, between the Company and Robert L. Nichols. (3)
          10.44 Stock Option Agreement, dated September 29, 1993, between the Company and John J. Morrissey. (3)
          10.45 Stock Option Agreement, dated September 29, 1993, between the Company and Robert L. Nichols. (3)
          10.46 Commitment Letter, dated October 8, 1993, from NationsBank of Virginia, N.A. approving Credit Facility in the amount of $250,000. (3)
          10.47 Shareholders' Termination Agreement, dated January 7, 1994, among the Company, John E. Dell, Max E. Gray, C. Harril Whitehurst, Jr. and L. Anthony Bottoms, III. (3)
          10.48 Liquidating Trust Agreement, dated March 9, 1994, by and among John E. Dell, Wallace E. Timmeny, as Trustee, and the Company. (3)
          10.49 Commitment Letter and related loan documentation, dated April 15, 1994, by and between Waterford Mortgage Corporation and DLJ Mortgage Capital, Inc. (4)
          10.50 Second Amendment, dated August 16, 1994, to Loan Agreement, dated July 20, 1992, by and between the Company and NationsBank of Virginia, N.A. (4)
          10.51 Third Amendment, dated August 31, 1994, to Loan Agreement, dated July 20, 1992, by and between the Company and NationsBank of Virginia, N.A. (4)
          10.52 Fourth Amendment, dated December 1, 1994, to Loan Agreement, dated July 20, 1992, by and between the Company and NationsBank of Virginia, N.A. (4)
          10.53 Loan Servicing Purchase and Sale Agreement, dated November 30, 1994, by and between the Company and MCA Mortgage Corporation. (4)

          10.54     Lease Agreement,  dated January 12, 1995, by and between the
                    Company and Woodmere Investments Group, L.L.C. (4)
          10.55     Lease  Agreement,  dated August 31, 1995, by and between the
                    Company and RF&P II, Inc. (5)
          10.56     Letter of Intent,  dated  December  11,  1995,  to acquire a
                    Federal  Savings  Bank in Florida by and between the Company and Mr. Gene Moore, Chairman. (5)
          10.57     Mortgage   Loan   Warehouse   Agreement   and  related  loan
                    documentation,  dated  February  29,  1996,  by and  between
                    American  Mortgage  Express,  Inc. and First Union  National
                    Bank of North Carolina. (5)
          21        Subsidiaries of the Company

                    (a) National Archives, Inc., incorporated in the state of Pennsylvania (60%)
                    (b) Premiere Quality Foods, Inc., incorporated in the state of Virginia (100%)
                    (c) Premiere Chemicals, Inc., incorporated in the state of Virginia (100%)

          27        Financial   Data   Schedule    (electronic   filing   only).

                    ---------------------------

         (1) Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-1, Registration No. 33-59726, filed by the Company with the Securities and Exchange Commission (the "Commission") on March 18, 1993, and Amendments Nos. 1, 2, 3 and 4 thereto filed with the Commission on May 19, June 25, July 8 and July 15, 1993, respectively.
         (2) Incorporated by reference to the exhibit numbered 4.4 to Amendment No. 4 to the Registration Statement on Form S-1, Registration No. 33-59726, filed by the Company with the Commission on July 15, 1993.
         (3) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993 filed with the Commission on March 31, 1994.
         (4) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 filed with the Commission on March 31, 1995.
         (5) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 filed with the Commission on April 1, 1996.


(b)      Reports on Form 8-K.

         No Reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 7, 1998                First Chesapeake Financial Corporation,
                                        a Virginia corporation

                                        By:  /s/ Mark Mendelson
                                           ---------------------------------
                                        Mark Mendelson, Chairman,
                                        Chief Executive Officer

                                        By: /s/ Richard N. Chakejian, Jr.
                                           ---------------------------------
                                        Richard N. Chakejian, Jr. Director,
                                        President

                                        By: /s/ Mark E. Glatz
                                           ---------------------------------
                                        Mark E. Glatz, Director,
                                        Chief Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                       Name and Title                              Signature
----                       --------------                              ---------
December 7, 1998          Mark Mendelson, Chairman of the             /s/ Mark Mendelson
                                                                       ------------------
                           Board, Chief Executive Officer              Mark Mendelson

December 7, 1998          Richard N. Chakejian, Jr.,                  /s/ Richard N. Chakejian. Jr.
                                                                       -----------------------------
                           Director and President                      Richard N. Chakejian, Jr.

December 7, 1998          Mark E. Glatz                               /s/ Mark E. Glatz
                                                                       -----------------
                           Director and Chief Financial Officer           Mark E. Glatz