Form 10QSB
period 1998-03-31
FIRST CHESAPEAKE FINANCIAL CORP
filed 1998-12-09
CIK 899164

Form 10-QSB for FIRST CHESAPEAKE FINANCIAL CORP filed on December 9, 1998

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998


                         Commission File Number 0-21912


                     First Chesapeake Financial Corporation
             (Exact name of registrant as specified in its charter)

                 Virginia                         54-1624428
       (State or other jurisdiction of        (I.R.S. Employer
        incorporation or organization)       Identification No.)

                                12 Oregon Avenue
                             Philadelphia, PA 19148
                    (Address of principal executive offices)
                                   (Zip code)

                                 (215) 755-5691
              (Registrant's telephone number, including area code)


                 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]


         The number of shares of common stock of registrant outstanding as of November 24, 1998 was 5,775,000 shares.

SUPPLEMENTAL INFORMATION

         Since the end of 1997, the Company substantially restructured its business operations. The reader is advised that the Company is concurrently filing its 10-KSB for 1997 and 10-QSBs for the first three quarters of 1998. The reader is cautioned that prior to making any investment decisions, the reader should carefully review all publicly available information, including the Company's 10-KSB for 1997 and 10-QSBs for the first three quarters of 1998.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                      March 31,                 December 31,
                                                        1998                         1997
                                                     -----------                ------------
                                                      (Unaudited)
ASSETS
Cash and cash equivalents                            $     2,538                $    12,845
Note receivable                                                -                     16,746
Furniture and equipment                                  102,426                    121,627
Loans to related parties                                       -                     94,240
Inventory                                                121,651                      8,095
                                                     -----------                -----------
TOTAL ASSETS                                         $   226,615                $   253,553
                                                     ===========                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
    Notes payable                                    $    17,795                $    17,795
    Accounts payable                                      49,648                     26,355
    Accrued expenses                                     118,067                    114,659
    Due officers                                         132,186                          -
                                                     -----------                -----------
Total liabilities                                    $   317,696                $   158,809

Stockholders' equity (deficit)
    Convertible preferred stock; no par value;
      $1 stated value per share; 5,000,000 shares
      authorized; no shares issued                             -                          -
    Common stock; no par value; 10,000,000 shares
      authorized; 5,500,000 shares issued and
      outstanding                                    $10,832,734                $10,832,734
Deficit                                              (10,923,815)               (10,737,990)
                                                     -----------                -----------
Total stockholders' equity (deficit)                 $   (91,081)               $    94,744
                                                     -----------                -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)                       $   226,615                $   253,553
                                                     ===========                ===========

See accompanying notes to consolidated financial statements.

             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          Three Months Ended March 31,
                                      ------------------------------------
                                         1998                       1997
                                      ----------                ----------
REVENUES
Sales                                  $ 26,888                  $      -
Mortgage origination                          -                    19,184
Servicing fees                                -                     1,969
Gain (loss) on sales of loans                 -                    (6,326)
Gain on sale of servicing                     -                    29,043
Interest income                             556                    15,893
Interest expense                              -                    (1,936)
Other                                    16,054                       585
                                       --------                  --------
Total revenues                         $ 43,498                  $ 58,412

OPERATING EXPENSES
Compensation and employee benefits     $140,519                  $140,819
Professional fees                        33,155                    46,330
Commitment fees                               -                     1,343
Occupancy                                 2,076                    19,005
Depreciation and other amortization      19,201                    35,583
Other operating expenses                 34,392                    36,203
                                       --------                  --------
Total operating expenses               $229,323                  $279,283
                                       --------                  --------

NET LOSS                               $185,825                  $220,871
                                       ========                  ========

BASIC AND DILUTED
LOSS PER SHARE                         $   0.03                  $   0.05
                                       ========                  ========

See accompanying notes to consolidated financial statements.

             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Three Months Ended March 31,
                                                      -------------------------------------
                                                          1998                     1997
                                                      ------------              ----------

OPERATING ACTIVITIES
Net loss                                               $(185,825)               $(220,871)
Adjustments
    Depreciation and other amortization                   19,201                   35,583
    Net decrease (increase) in loans
        held for sale                                          -                   74,442
Loss on sale of fixed assets                                   -                   21,008
Increase in Inventory                                   (113,556)                 (38,126)
    Increase (decrease) in trade
        accounts payable                                  23,293                  (38,213)
    Accrued expenses, net                                  3,408                  (21,897)
                                                       ---------                ---------
Net cash absorbed by operating activities               (253,479)                (188,074)
                                                       ---------                ---------
INVESTING ACTIVITIES
Purchase of furniture and equipment                            -                      (85)
Proceeds from sale of fixed assets                             -                    6,952
Purchase of notes receivable                                   -                  (39,000)
                                                       ---------                ---------
Net cash absorbed by
    investing activities                                       -                  (32,133)
                                                       ---------                ---------
FINANCING ACTIVITIES
Repayment of bank loans
Repayment of notes receivable                             16,746                        -
Repayment of Related Party Loans                          94,240
Decrease in notes payable                                      -
Increase in amounts due officers                         132,186                        -
                                                       ---------                ---------
Net cash provided by financing activities                243,172                        -
                                                       ---------                ---------
NET DECREASE IN CASH AND
    CASH EQUIVALENTS                                     (10,307)                (220,207)
Cash and cash equivalents at beginning
    of period                                          $  12,845               $1,120,065
                                                       ---------                ----------
CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                       $   2,538               $  899,858
                                                       =========                ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash payments of interest expense                              -               $    1,936
                                                       =========                ==========

See accompanying notes to consolidated financial statements.

                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.  Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

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

3.  Basic and Diluted Loss Per Share

        Loss per share for the three months ended March 31, 1998 and 1997 was computed by dividing the net loss by 5,500,000 and 4,621,550 common shares representing the aggregate of the weighted average number of common shares outstanding during the periods. Outstanding stock options and warrants have been excluded from loss per share calculations as their exercise prices exceed the average market price for the three months ended March 31, 1998 and 1997 or their inclusion would be anti-dilutive.

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

Material Subsequent Events

         Since the end of 1997, the Company substantially restructured its business operations. The reader is advised that the Company is concurrently filing its 10-KSB for 1997 and 10-QSBs for the first three quarters of 1998. The reader is cautioned that prior to making any investment decisions, the reader should carefully review all publicly available information, including the Company's 10-K for 1997 and 10-QSBs for the first three quarters of 1998.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     Assets of the Company decreased from $254,000 at December 31, 1997 to $227,000 at March 31, 1998, a decrease of $27,000 or 11%. This decrease was primarily due to a reduction in loan to related party, offset by the purchase of inventory by two early stage subsidiaries. Liabilities increased from $159,000 at December 31, 1997 to $318,000 at March 31, 1998 primarily through the $132,000 of deferred compensation due the new officers of the Company (no salaries were drawn by new management in the first quarter of 1998). Net worth after the loss of $186,000 is -$91,000 (negative $91,000). At March 31, 1998, the Company had liquid assets of $2,538 and current liabilities of $186,000.

Results of Operations

Current Period Performance and Earnings Outlook

        The Company incurred a loss of $186,000 for the three months ended March 31, 1998 as compared to a loss of $221,000 for the same period in 1997. This decrease in the amount of loss is a result of the closure of the Company's mortgage banking activities. As discussed more fully in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, the Company has closed all its mortgage banking activities and is actively seeking operational opportunities in the financial services industry or other suitable investment opportunities. However, no assurance can be given that management will be able to find a suitable investment opportunity or attain profitable operations.

Comparison of Three Months Ended March 31, 1998 to Three Months Ended March 31, 1997

        Revenues. Total revenues for the three months ended March 31, 1998 amounted to $43,000 representing an decrease of $15,000 when compared to the same period in 1997. In 1997, the Company's principal sources of revenue were fees from mortgage origination, gains on loan sales, and servicing activities. The Company experienced the decrease in mortgage-related business revenues as a result of the closure of its mortgage banking activities.

        Expenses. Total expenses for the three months ended March 31, 1998 amounted to $229,000 as compared to $279,000 for the same period in 1997. This decrease is attributable to the reduction in overhead associated with the closure of the Company's mortgage banking activities.

Liquidity and Capital Resources

     Until the 1997 closure of its mortgage banking activities, the Company's primary liquidity requirements have been the funding of these operations, the net cost of mortgage loan originations and the purchase of mortgage loan servicing rights. With the closure of its mortgage banking operations, the Company's liquidity requirements will be the funding of its remaining overhead expenses and any new business opportunities that may be approved by the Board of Directors. The Company may have to seek additional capital infusion to take advantage of new business opportunities. While the Company believes it can attract the necessary capital to provide the liquidity necessary to pursue new business opportunities, no assurance can be given that it will in fact be able to do so.

        Cash and cash equivalents at March 31, 1998 amounted to $2,538 as compared to $12,845 at December 31, 1997.

        During the three months ended March 31, 1998, the Company's operating activities utilized $253,000 as compared to utilizing $188,000 in the first three months of 1997. The utilization of cash resources from operating activities resulted primarily from the Company's losses in those periods as well as the first quarter 1998 purchase of inventory for two early stage subsidiaries.

        The Company's investing activities utilized no cash resources during the three months ended March 31, 1998 as compared to providing $32,000 for the same period in 1997.

     The Company's financing activities provided $243,000 in the first three months of 1998, primarily through deferral of salaries to new management and reduction in loan to a related party, as compared with no impact on cash flows for the first three months of 1997.

        As of March 31, 1998, the Company had cash and cash equivalents of $2,538. Management believes that the Company may have to seek additional capital infusion to take advantage of new business opportunities. While the Company believes it can attract the necessary capital to provide the liquidity necessary to pursue new business opportunities, no assurance can be given that it will in fact be able to do so.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company was  involved in a lawsuit  with Robert L. Nichols and John
J. Morrissey (the "Lawsuit"). The Lawsuit was concluded during 1997. The reader is encouraged to review the Company's 10-KSB for the period ending December 31, 1997.

Item 2.  Changes in Securities

        None

Item 3.  Defaults Upon Senior Securities

        None

Item 4.  Submission of Matters to a Vote of Security Holders

        None

Item 5.  Other Information

         In December, 1997, the Company's former management resigned and the Company's Richmond, VA offices were closed. At that time, the Company retained interim management to oversee the move of the office and cessation of the Company's former activities. Effective January 1, 1998, the Company's headquarters was moved from Richmond, VA to 12 Oregon Avenue, Philadelphia, PA, 19148.

Item 6.  Exhibits and Reports on Form 8-K

        None


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

                                        FIRST CHESAPEAKE FINANCIAL CORPORATION
                                        Registrant

Date: November 30, 1998                 By: /s/ Mark Mendelson
                                            ------------------------------
                                        Mark Mendelson, Chief Executive Officer

                                        By: /s/ Richard N. Chakejian, Jr.
                                           -------------------------------
                                        Richard N. Chakejian, Jr., President

                                        By: /s/ Mark E. Glatz
                                           ---------------------------------
                                        Mark E. Glatz, Chief Financial Officer