Form 10QSB
period 1998-06-30
FIRST CHESAPEAKE FINANCIAL CORP
filed 1998-12-09
CIK 899164

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

                  For the quarterly period ended June 30, 1998


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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                      June 30,                December 31,
                                                                        1998                     1997
                                                                    -------------             -----------
                                                                    (Unaudited)
ASSETS
Cash and cash equivalents                                           $     1,947              $    12,845
Accounts receivable                                                      10,942                     -
Note receivable                                                            -                      16,746
Furniture and equipment                                                  65,431                  121,627
Loan to related party                                                      -                      94,240
Inventory                                                               109,567                    8,095
                                                                    -----------             ------------
TOTAL ASSETS                                                          $ 187,887                $ 253,553
                                                                    ===========             ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
    Notes payable                                                    $    1,800              $    17,795
    Accounts payable                                                    102,366                   26,355
    Accrued expenses                                                    142,691                  114,659
    Due officers                                                        245,624                     -
                                                                     -----------             -----------
Total liabilities                                                    $  492,481              $   158,809

Stockholders' equity (deficit)
    Convertible preferred stock; no par value;
      $1 stated value per share; 5,000,000 shares
      authorized; no shares issued                                          -                        -
    Common stock; no par value; 10,000,000 shares
      authorized; 5,500,000 shares issued and
      outstanding                                                   $10,832,734              $10,832,734
Deficit                                                             (11,137,328)             (10,737,990)
                                                                     -----------             -----------
Total stockholders' equity (deficit)                                $  (304,594)             $    94,744
                                                                     -----------             -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)                                      $   187,887              $   253,553
                                                                     ===========             ===========


See accompanying notes to consolidated financial statements.

             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months                            Six Months
                                                  Ended June 30,                         Ended June 30,
                                           -------------------------------       --------------------------------
                                               1998              1997               1998              1997
                                           -------------      -----------        -------------    ---------------

REVENUES
Sales                                        $  59,801         $   -               $   86,689       $       -
Mortgage origination                                               -                       -            19,184
Servicing fees                                                     -                       -             1,969
Gain (loss) on sale:
    Loans and securities                                           -                       -            (6,326)
    Servicing                                                 (5,714)                      -            23,329
Interest income                                    166         8,323                      722           24,216
Interest expense                                    -              -                       -            (1,936)
Other                                           10,641             -                   26,695              585
                                            -----------    -----------            -----------       -----------
Total revenues                                  70,608         2,609                  114,106           61,021

OPERATING EXPENSES
Compensation and employee
    benefits                                   157,315        83,662                  297,834          224,481
Professional fees                               29,002       168,527                   62,157          214,857
Warehouse fees                                      -            -                        -              1,343
Occupancy                                        1,973         8,233                    4,049           27,238
Depreciation and other
    amortization                                19,200        33,443                   38,400           69,026
Litigation settlement                              -         270,000                      -            270,000
Other operating expenses                        76,631        55,790                  111,004           91,993
                                             -----------   ----------              -----------     -----------
Total operating expenses                       284,121       619,655                  513,444          898,938
                                             -----------   ----------              -----------     -----------

NET LOSS                                      $213,513      $617,046                 $399,338        $ 837,917
                                             ==========    ==========              ===========     ===========

LOSS PER SHARE                                $   0.04      $   0.13                 $   0.07        $    0.18
                                             ==========    ==========              ==========      ===========

See accompanying notes to consolidated financial statements.

             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Six Months Ended June 30,
                                                  ------------------------------
                                                       1998               1997
                                                  -------------      -----------

OPERATING ACTIVITIES
Net loss                                           $  (399,338)     $  (837,917)
Adjustments
    Depreciation and other amortization                 38,400           69,026
    Net decrease in loans held for sale                   --             74,492
    Increase in accounts receivable                    (10,942)            --
    Loss on sale of assets                                --              6,070
    Decrease (increase) in Inventory                  (101,472)          83,821
    Increase (decrease) in trade accounts
        payable accruals, and other liabilities        104,043          (56,729)
Accrued litigation costs                                  --            370,000
                                                   -----------      -----------
Net cash provided (absorbed) by
    operating activities                              (369,309)        (291,237)
                                                   -----------      -----------
INVESTING ACTIVITIES
Purchase of securities                                    --           (103,424)
Proceeds from sale of securities                          --             72,054
Proceeds from sale of servicing                           --             23,329
Disposition of fixed assets                             17,795           12,847
Purchase of notes receivable                              --           (289,000)
Repayments of notes receivable                            --             25,050
                                                   -----------      -----------
Net cash provided (absorbed) by
    investing activities                                17,795         (259,144)
                                                   -----------      -----------
FINANCING ACTIVITIES
Repayment of notes payable (net)                       (15,995)            --
Collection of note receivable                           16,746             --
Decrease in loan to related party                       94,240             --
Increase in amounts due officers                       245,624             --
                                                   -----------      -----------
Net cash provided by financing activities              340,615             --
                                                   -----------      -----------
NET DECREASE IN CASH
AND CASH EQUIVALENTS                                   (10,898)        (550,381)
Cash and cash equivalents
at beginning of period                                  12,845        1,120,065
                                                   -----------      -----------
CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                   $     1,947      $   569,684
                                                   ===========      ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash payments of interest expense                  $      --        $    54,012
                                                   ===========      ===========

See accompanying notes to consolidated financial statements.

             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

2.  Loss Per Share

        Loss per share for the three and six months ended June 30, 1998 and 1997 was computed by dividing the net loss by 5,500,000 and 4,621,550 common shares representing the aggregate of the weighted average number of common shares outstanding during the periods. Outstanding stock options and warrants have been excluded from loss per share calculations as their exercise prices exceed the average market price for the three months ended June 30, 1998 and 1997 or their inclusion would be anti-dilutive.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

Financial Condition

         Assets of the Company decreased from $253,000 at December 31, 1997 to $188,000 at June 30, 1998, a decrease of $65,000 or 26%. This decrease was primarily due to a reduction in loan to related party, partially offset by the purchase of inventory by two early stage subsidiaries. At June 30, 1998, liabilities amounted to approximately $492,000 versus $159,000 at the same date in 1997, largely due to $246,000 of deferred salaries to the new management and increased accounts payable and accruals. Following a loss of $399,000 for the six month period, the Company had a net worth of $-305,000 (negative $305,000) at June 30, 1998.

Results of Operations

Current Year Performance and Earnings Outlook

        The Company incurred a loss of approximately $399,000 for the six months ended June 30, 1998 as compared to a loss of $838,000 for the same period in 1997. This decrease in the amount of loss in operations is a result of the closure of the Company's mortgage banking activities, compounded by a $270,000 litigation settlement expense in the 1997 period. As discussed more fully in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, the Company has closed all its mortgage banking activities and is actively seeking operational opportunities in the financial services industry or other suitable investment opportunities. However, no assurance can be given that management will be able to find a suitable investment opportunity, that it will have the necessary capital to execute an effective business plan if an opportunity is found, or that it can attain profitable operations.

Comparison of Three Months Ended June 30, 1998 to Three Months Ended June 30,
1997

        Revenues. Total revenues for the three months ended June 30, 1998 amounted to $71,000 representing an increase of $68,000 when compared to the same period in 1997. Historically, the Company's principal sources of revenue have been fees from mortgage origination, gains on loan sales, and servicing activities. The 1997 closure of the mortgage banking related business resulted in minimal revenues during the second quarter of 1997. Second quarter 1998 revenues consist primarily of sales by the subsidiaries.

        Expenses. Total expenses for the three months ended June 30, 1998 amounted to $284,000 as compared to $620,000 for the same period in 1997. This change is largely attributable to the $270,000 litigation settlement expense in the 1997 period, as well as the reduction in overhead associated with the closure of the Company's mortgage banking activities.

Comparison of Six Months Ended June 30, 1998 to Six Months Ended June 30, 1997

         Revenues. Total revenues for the six months ended June 30, 1998 amounted to $114,000 representing an increase of $53,000 when compared to the same period in 1997. The Company's principal sources of revenue had historically been fees from mortgage origination, gains on loan sales, and servicing activities. The Company experienced a decrease in revenues as a result of the 1997 closure of its mortgage banking activities. The increased revenues for the first six months of 1998 are attributable to sales of the remaining (non-mortgage banking) subsidiaries.

        Expenses. Total expenses for the six months ended June 30, 1998 amounted to $513,000 as compared to $899,000 for the same period in 1997, a decrease of $386,000 or 43%. Operating costs were lower in the first six months of 1998 because of the reduction in overhead associated with the closure of the Company's mortgage banking activities, and the 1997 six month period was also adversely affected by the $270,000 litigation settlement expense.

Liquidity and Capital Resources

        The Company's primary liquidity requirements have historically been the funding of its mortgage banking operations, the net cost of mortgage loan originations and the purchase of mortgage loan servicing rights. With the closure of its mortgage banking operations, the Company's liquidity requirements will be the funding of its remaining overhead expenses and any new business opportunities that may be approved by the Board of Directors. The Company may have to seek additional capital infusion to take advantage of new business opportunities. While the Company believes it can attract the necessary capital to provide the liquidity necessary to pursue new business opportunities, no assurance can be given that it will in fact be able to do so.

        Cash and cash equivalents at June 30, 1998 amounted to $1,947 as compared to $12,845 at December 31, 1997.

        During the six months ended June 30, 1998, the Company's operating activities utilized $369,000 as compared to utilizing $291,000 in the first six months of 1996. The utilization of cash resources from operating activities in 1998 and 1997 resulted primarily from the Company's losses in those periods.

        The Company's investing activities provided $18,000 in cash resources during the six months ended June 30, 1998 as compared to utilizing $259,000 for the same period in 1997.

         Financing activities provided $341,000 in cash resources for the six months ended June 30, 1998 and had little impact on cash flows for the comparable period in 1997. The 1998 financing activities consisted primarily of the deferral of compensation by the new management as well as a reduction in loan to related party.

        As of June 30, 1998, the Company had cash and cash equivalents of $1,947. Management believes that the Company may have to seek additional capital infusion to take advantage of new business opportunities. While the Company believes it can attract the necessary capital to provide the liquidity necessary to pursue new business opportunities, no assurance can be given that it will in fact be able to do so.

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

        None.

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

         On April 1, 1998, the Company filed a Form 12b-25 Notification of Late Filing regarding its Form 10-KSB for the period ended December 31, 1997. In that filing, the Company stated that it had recently relocated its headquarters from Virginia to Pennsylvania and installed new management, and that it was not possible at that time for the new management to adequately review and file such report without unreasonable effort or expense.

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

                                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                     Registrant

Date: November 30, 1998              By: /s/ Mark Mendelson
                                     ---------------------------------------
                                     Mark Mendelson, Chief Executive Officer

                                     By: /s/ Richard N. Chakejian, Jr.
                                     ---------------------------------------
                                     Richard N. Chakejian, Jr., President

                                     By: /s/ Mark E. Glatz
                                     ---------------------------------------
                                     Mark E. Glatz, Chief Financial Officer