Form 10QSB
period 1998-09-30
FIRST CHESAPEAKE FINANCIAL CORP
filed 1998-12-09
CIK 899164

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

                For the quarterly period ended September 30, 1998


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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              September 30,                      December 31,
                                                                1998                              1997
                                                             --------------                    --------------

                                                              (Unaudited)
ASSETS
Cash and cash equivalents                                 $      59,822                       $      12,845
Accounts receivable                                              17,991                                   -
Note receivable                                                       -                              16,746
Furniture and equipment                                          46,231                             121,627
Loans To Related Party                                                -                              94,240
Inventory                                                       104,084                               8,095
                                                               ---------                           ----------
TOTAL ASSETS                                              $     228,128                      $      253,553
                                                               =========                           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
    Notes payable                                         $       1,800                      $       17,795
    Accounts payable                                            151,572                              26,355
    Accrued expenses and other liabilities                       69,712                             114,659
    Subordinated debenture notes payable                        550,000                                   -
    Due officers                                                101,486                                   -
                                                               ---------                           ----------
Total liabilities                                         $     874,570                      $      158,809

Stockholders' equity (deficit)
    Convertible preferred stock; no par value;
      $1 stated value per share; 5,000,000 shares
      authorized; no shares issued                                    -                                   -
    Common stock; no par value; 10,000,000 shares
      authorized; 5,775,000 and 5,500,000 shares issued
      and outstanding                                     $  10,970,234                     $     10,832,734
Deficit                                                     (11,616,676)                         (10,737,990)
                                                            ------------                         ------------
Total stockholders' equity (deficit)                      $    (646,442)                    $         94,744
                                                            ------------                          -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)                            $     228,128                     $        253,553
                                                              ==========                           ==========
See accompanying notes to consolidated financial statements.


             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months                              Nine Months
                                                  Ended September 30,               Ended September 30,
                                           -------------------------------      --------------------------------
                                                1998           1997                1998               1997
                                             -----------      ----------          -----------       -----------
REVENUES
Sales                                       $   47,642       $        -            $ 134,331        $        -
Mortgage origination                            11,450                -               11,450            19,184
Servicing fees                                       -               20                    -             1,989
Gain (loss) on sale:
    Loans and securities                             -                -                    -            (6,326)
    Servicing                                        -            7,298                    -            30,627
Interest income                                    173           47,994                  895            72,210
Mortgage business interest expense                   -                -                    -            (1,936)
Other                                                               585               26,695                 -
                                            -----------       -----------         -----------       -----------
Total revenues                              $   59,265        $  55,312            $ 173,371        $  116,333

OPERATING EXPENSES
Compensation and employee
    benefits                                   387,168           60,686              685,002           285,167
Professional fees                               23,980           95,961               86,137           310,818
Warehouse fees                                       -                -                    -             1,343
Occupancy                                        3,784            8,338                7,833            35,576
Depreciation and other
    amortization                                19,200           26,774               57,600            95,800
Litigation settlement                                -                -                    -           270,000
Interest expense                                16,567                -               16,567                 -
Other operating expenses                        87,914           25,702              198,918           117,695
                                            -----------       -----------         -----------      ------------
Total operating expenses                       538,613          217,461            1,052,057         1,116,399
                                            -----------       -----------        -----------      ------------

NET LOSS                                    $  479,348        $ 162,149            $ 878,686        $1,000,066
                                               =======           =======            ========          ========

LOSS PER SHARE                              $     0.08        $    0.04            $    0.15        $     0.22
                                                =======          ========            ========         ========

See accompanying notes to consolidated financial statements.

             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Nine Months Ended September 30,
                                                           ---------------------------------------------
                                                                 1998                          1997
                                                             -------------                 -------------
OPERATING ACTIVITIES
Net loss                                                     $ (878,686)                   $(1,000,066)
Adjustments
    Depreciation and other amortization                          57,600                         95,800
    Net decrease in loans held for sale                               -                         74,492
    Increase in accounts receivable                             (17,991)                             -
    Gain on sale of assets                                                                        (685)
    Increase in Inventory                                       (95,989)                       (58,114)
    Increase (decrease) in accounts payable,
        accruals, and other liabilities                          80,270                        (44,354)
    Accrued litigation costs                                                                    43,259
    Common Stock Issued as Compensation                         137,500                              -
                                                              ----------                   -------------
Net cash absorbed by operating activities                      (717,295)                      (889,668)
                                                              ----------                   -------------
INVESTING ACTIVITIES
Purchase of securities                                                -                       (103,424)
Proceeds from sale of securities                                      -                         87,288
Proceeds from sale of servicing                                       -                         23,329
Disposition of fixed assets (net)                                17,795                         31,737
Purchase of notes receivable                                          -                       (298,392)
Repayments of notes receivable                                        -                        210,203
Net cash provided (absorbed) by                              -----------                   -------------
    investing activities                                         17,795                        (49,259)
                                                              ----------                   -------------
FINANCING ACTIVITIES
Notes payable (net)                                             (15,995)                             -
Collection of note recievable                                    16,746                              -
Decrease in loan to related party                                94,240                              -
Subordinated debenture notes                                    550,000                              -
Increase in amounts due officers                                101,486                              -
                                                              ----------                   -------------
Net cash provided by financing activities                       746,477                              -
                                                              ----------                   -------------
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                                        46,977                       (938,927)

Cash and cash equivalents
at beginning of period                                           12,845                      1,120,065
                                                              ----------                   -------------
CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                             $   59,822                     $  181,138
                                                                ========                      ========
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash payments of interest expense                            $        -                     $    1,936
                                                                ========                      ========

See accompanying notes to consolidated financial statements.

             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

2.  Loss Per Share

         Loss per share for the three and nine months ended September 30, 1998 and 1997 was computed by dividing the net loss by 5,775,000 and 4,621,550 common shares representing the aggregate of the weighted average number of common shares outstanding during the periods. As of July 1, 1998, the Company issued 275,000 shares of common stock as compensation to an officer of the Company that joined the Company as of that date. The shares were recorded at the fair value of the Company's common stock at the issue date. Outstanding stock options and warrants have been excluded from loss per share calculations as their exercise prices exceed the average market price for the three months ended September 30, 1998 and 1997 or their inclusion would be anti-dilutive.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

Financial Condition

     Assets of the Company decreased from $254,000 at December 31, 1997 to $228,000 at September 30, 1998, a decrease of $26,000 or 10%. This decrease was primarily due to a reduction in loan to related party, partially offset by the purchase of inventory by two early stage subsidiaries. At September 30, 1998, liabilities amounted to approximately $875,000 versus $159,000 at December 31, 1997, of which $550,000 represented subordinated debenture notes payable, $101,000 represented deferred salaries to the new management and $221,000 represented accounts payable and accruals. The subordinated debenture notes are unsecured, bear interest at 12% per annum, and are due and payable three years from close of the offering. Up to 20% of the subordinated debenture notes are convertible, at any time at option of the holder, into the Company's common stock at a price of $2.00 per share. The $550,000 includes $350,000 of subordinated debentures issued to certain officers of the Company in exchange for a similar reduction in amounts due officers. Following a loss of $879,000 for the nine month period, the Company had a net worth of $-646,000 (negative $646,000) at September 30, 1998.

Results of Operations

Current Year Performance and Earnings Outlook

        The Company incurred a loss of approximately $879,000 for the nine months ended September 30, 1998 as compared to a loss of $1,000,000 for the same period in 1997. This decrease in the amount of loss in operations is a result of the 1997 closure of the Company's former mortgage banking activities, compounded by a $270,000 litigation settlement expense in the 1997 period. As discussed more fully in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, the Company has closed all its mortgage banking activities and is actively seeking operational opportunities in the financial services industry or other suitable investment opportunities. However, no assurance can be given that management will be able to find a suitable investment opportunity, that it will have the necessary capital to execute an effective business plan if an opportunity is found, or that it can attain profitable operations.

Comparison of Three Months Ended September 30, 1998 to Three Months Ended September 30, 1997

        Revenues. Total revenues for the three months ended September 30, 1998 amounted to $59,000 representing an increase of $4,000, or 7%, when compared to the same period in 1997. Historically, the Company's principal sources of revenue have been fees from mortgage origination, gains on loan sales, and servicing activities. The 1997 closure of the mortgage banking related business resulted in minimal revenues during the third quarter of 1997. Third quarter 1998 revenues consist primarily of $48,000 of sales of the non-mortgage banking subsidiaries and $11,000 of revenues from First Chesapeake Funding Corporation, the newly formed mortgage banking subsidiary.

         Expenses. Total expenses for the three months ended September 30, 1998 amounted to $539,000 as compared to $217,000 for the same period in 1997, an increase of $322,000, reflecting the increased activity of the subsidiaries and including a substantial ($326,000) increase in compensation during the 1998 period.

Comparison of Nine Months Ended September 30, 1998 to Nine Months Ended September 30, 1997

     Revenues. Total revenues for the nine months ended September 30, 1998 amounted to $173,000 representing an increase of $57,000 when compared to the same period in 1997. Revenues for the nine month period of 1998 represent sales by the non-mortgage banking subsidiaries of $134,000, and $11,000 of revenues from First Chesapeake Funding Corporation, the newly formed mortgage banking subsidiary. Until 1997, the Company's principal sources of revenue had been fees from mortgage origination, gains on loan sales, and servicing activities. The Company experienced the decrease in revenues as a result of the closure of its former mortgage banking activities.

         Expenses. Total expenses for the nine months ended September 30, 1998 amounted to $1,052,000 as compared to $1,116,000 for the same period in 1997, a decrease of $64,000 or 6%. Operating costs were slighty lower in the first nine months of 1998 as the 1997 nine month period was adversely affected by a $270,000 litigation settlement expense, offset somewhat by increased compensation expense in the 1998 period.

Liquidity and Capital Resources

        The Company's primary liquidity requirements have been the funding of its mortgage banking operations, the net cost of mortgage loan originations and the purchase of mortgage loan servicing rights. With the closure of its former mortgage banking operations, the Company's liquidity requirements will be the funding of its remaining overhead expenses and any new business opportunities that may be approved by the Board of Directors. The Company raised $550,000 under a subordinated debenture offering in the third quarter of 1998, and may have to seek additional capital infusion to take advantage of new business opportunities. While the Company believes it can attract the necessary capital to provide the liquidity necessary to pursue new business opportunities, no assurance can be given that it will in fact be able to do so.

        Cash and cash equivalents at September 30, 1998 amounted to $59,822 as compared to $12,845 at December 31, 1997.

        During the nine months ended September 30, 1998, the Company's operating activities utilized $717,000 as compared to $890,000 in the first nine months of 1997. The utilization of cash resources from operating activities in 1998 and 1997 resulted primarily from the Company's losses in those periods.

        The Company's investing activities provided $18,000 in cash resources during the nine months ended September 30, 1998 as compared to utilizing $49,000 for the same period in 1997.

        Financing activities provided $746,000 in cash resources for the nine months ended September 30, 1998, including $550,000 represening the issuance of subordinated debenture notes payable and $101,000 represented deferred salaries to the new management. Financing activities had little impact on cash flows for the nine months ended September 30, 1997.

        As of September 30, 1998, the Company had cash and cash equivalents of $59,822. Management believes that the Company's current liquidity and capital resources are adequate to meet its near-term goals, however, the Company may have to seek additional capital infusion to take advantage of new business opportunities. While the Company believes it can attract the necessary capital to provide the liquidity necessary to pursue new business opportunities, no assurance can be given that it will in fact be able to do so.

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

         On April 1, 1998, the Company filed a Form 12b-25 Notification of Late Filing regarding its Form 10-KSB for the period ended December 31, 1997. In that filing, the Company stated that it had recently relocated its headquarters from Richmond, Virginia to Philadelphia, Pennsylvania and installed new management, and that it was not possible at that time for the new management to adequately review and file such report without unreasonable effort or expense.

         In August 1998, the Company formed First Chesapeake Funding Corporation, a wholly-owned subsidiary to operate a wholesale mortgage banking business in the Ft. Lauderdale, Florida metropolitan area and to develop, internally or by acquisition, complementary wholesale and retail operations in targeted geographic markets. The subsidiary was formed with a cash infusion of $150,000, a short term note payable from the Company of $100,000, and fixed assets from the closure of the Company's Richmond, VA offices. In addition to establishing a profitable wholesale mortgage banking operation, the subsidiary will focus on the development of a comprehensive product line on both the wholesale and retail levels. To date, the subsidiary has announced the signing of letters of intent to purchase four mortgage companies, including an established wholesale lending business that specializes in conventional (conforming) loans. Subject to final due diligence, the current loan volumes of the merged organization indicate annual closed loan production in excess of $400 million. Following closing of the acquisitions, the Company will have 14 offices in seven states, and will be licensed to operate in over 40 states. Due diligence is anticipated to be completed during the fourth quarter of 1998, with completion of the transaction targeted before year's end. There can be no assurance that the Company will successfully complete such transactions. Furthermore, assuming that the Company does complete such transactions, there can be no assurance that such transactions will be profitable.

Item 6.  Exhibits and Reports on Form 8-K

         In a report on Form 8-K dated August 6, 1998, the Company announced a change in management, retention of interim management, and the move of its corporate headquarters. In December, 1997, the Company's former management resigned and the Company's Richmond, VA offices were closed. At that time, the Company retained interim management to oversee the move of the office and cessation of the Company's former activities. Effective January 1, 1998, the Company's headquarters was moved from Richmond, VA to 12 Oregon Avenue, Philadelphia, PA, 19148.

         In a report on Form 8-K dated August 11, 1998, the Company announced today announced the results of a July 9, 1998, a special meeting of the Board of Directors. The Board of Directors elected three new Directors, bringing the total number of Directors to six:

         Richard N. Chakejian, Jr., - President and a Director since 1997, Mr. Chakejian is experienced in the food, laundry products and chemicals industries, and has an extensive background in field management, sales, marketing, and research.

         Matthew Coppolino - a Director since 1997, Mr. Coppolino is the senior Judge in the Municipal Court Of The City Of Philadelphia.

         Mark Glatz - a newly-elected Director, Mr. Glatz brings fourteen years' experience in finance, banking, and a wide array of industries, and holds a degree in accounting and an MBA in financial management.

         James Greenfield - a newly-elected Director, Mr. Greenfield is an attorney with 16 years experience in private practice, emphasizing municipal law, real estate matters, and complex commercial litigation and arbitration.

         Mark Mendelson - Chairman of the Board of Directors, Chief Executive Officer, and a Director since 1997, Mr. Mendelson is an experienced businessman, investor, and real estate developer with a financial background, as well as former director of and past chairman of the Audit Committee of a major financial institution and its subsidiaries.

         John Papandon - a newly-elected Director, Mr. Papandon is an attorney and Certified Public Accountant with a Masters degree in taxation with 15 years experience in the accounting industry.

         The Board of Directors appointed two new Officers to the company: Mark Glatz, Chief Financial Officer and James Greenfield, Secretary. The Board of Directors established three Committees to oversee activities of the Company:
Audit Committee; Executive Committee; and Executive Compensation Committee. The Board of Directors elected to engage the accounting firm of BDO Seidman, LLP as the Company's independent certified public accountant for the year ended December 31, 1997. The Board of Directors has instructed the Officers to perform all steps required to re-establish compliance with SEC and other regulatory requirements. At the same meeting, the Company accepted the resignation of Pasquale Nestico, M.D. from the Board of Directors, effective April 14, 1998, and expresses its appreciation to Dr. Nestico for his services.

         In a report on Form 8-K dated August 11, 1998, the Company announced the formation of a new subsidiary and the acquisition of a Florida mortgage banking operation and appointment of Lester W. Salzman as President of the newly formed subsidiary. Salzman has more than 20 years of mortgage lending experience, most recently served as executive vice president and sales manager for another national publicly traded lender. The new company will be known as First Chesapeake Funding Corporation with operational headquarters in the Ft. Lauderdale, Florida metropolitan area and will focus on the development of a comprehensive alternative documentation product line on both the wholesale and retail levels.

         In a report on Form 8-K dated August 11, 1998, the Company announced the execution of letters of intent to purchase three mortgage companies. The consolidated historical financials of the merged organization indicate gross monthly closed loan production in excess of $30 million. Additionally, the corporation will expand to thirteen branches in seven states, offering both conventional and alternative documentation loans on a wholesale and retail basis. Due diligence is anticipated to be completed in the fourth quarter of 1998, with completion of the transactions scheduled to occur before the year's end. There can be no assurance that the Company will successfully complete such transactions. Furthermore, assuming that the Company does complete such transactions, there can be no assurance that such transactions will be profitable.

         In a report on Form 8-K dated September 23, 1998, the Company announced the adoption of a private placement of convertible debt. At the July, 1998 special meeting of the Board of Directors, the Company ratified a "Confidential Private Placement Memorandum" offering of up to $2,000,000 of Junior Debentures. The Debentures bear interest at 12% per annum, and up to 20% of each unit is convertible to the Company's Common Stock at a rate of $2.00 per share.

         In a report on Form 8-K dated October 7, 1998, the Company announced the signing of a letter of intent to purchase an established wholesale lending business that specializes in conventional (conforming) loans. The agreement represents the fourth in a series of planned acquisitions by the Company. Subject to final due diligence, the current loan volumes of the merged organization indicate annual closed loan production in excess of $400 million. Due diligence is anticipated to be completed during the fourth quarter of 1998, with completion of the transaction targeted before year's end. There can be no assurance that the Company will successfully complete such transactions. Furthermore, assuming that the Company does complete such transactions, there can be no assurance that such transactions will be profitable.

                     FIRST CHESAPEAKE FINANCIAL CORPORATION

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                              FIRST CHESAPEAKE FINANCIAL CORPORATION
                              Registrant

Date: November 30, 1998       By: /s/ Mark Mendelson
                                  -------------------
                                      Mark Mendelson, Chief Executive Officer

                              By: /s/ Richard N. Chakejian, Jr.
                                 ------------------------------
                                      Richard N. Chakejian, Jr., President

                              By: /s/ Mark E. Glatz
                                  ------------------
                                      Mark E. Glatz, Chief Financial Officer