Form 10KSB
period 1998-12-31
FIRST CHESAPEAKE FINANCIAL CORP
filed 1999-08-24
CIK 899164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
             the Securities Exchange Act of 1934 for the fiscal year
                             ended December 31, 1998

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were: $231,000.00.

The aggregate market value of the issuer's voting stock held as of June 21, 1999, by nonaffiliates of the issuer was approximately $2,700,000.

As of June 30, 1999, issuer had 6,345,000 shares of its no par common stock outstanding.

Documents Incorporated by Reference:  None.

Transitional Small Business Disclosure Format.  Yes [ ] No [X]

SUPPLEMENTAL INFORMATION

         Since the end of 1997, the Company substantially restructured its business operations. The reader is advised that the Company is concurrently filing its 10-KSB for 1998 and 10-QSB for the first quarter of 1999. The reader is cautioned that prior to making any investment decisions, the reader should carefully review all publicly available information, including the Company's 10-KSB for 1998 and 10-QSB for the first quarter of 1999.


PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

         First Chesapeake Financial Corporation (the "Company" or "First Chesapeake") is a Virginia corporation which was closed in 1997 following several years of unprofitable operations.

         A new Board of Directors and new management have reopened the Company and are currently building a fully integrated mortgage origination organization through internal growth and acquisition.

         In 1998, the Company established a new mortgage banking subsidiary, and subsequently in 1999 the Company has expanded its mortgage banking operations through acquisition and internal growth.

         It is First Chesapeake's goal to develop a vertically integrated financial services company that can provide mortgage origination, homeowner's insurance, title insurance, home warranties, among other financial services, consumer direct, wholesale and through the Internet. However, no assurance can be given that the Company will be successful in its efforts to implement its strategic plan.

Company History

         The Company was originally incorporated in Virginia in 1992 to engage in the mortgage banking business. In 1997, the Company's management resigned and the Company closed all mortgage banking operations after several years of substantial losses. Following removal of management and its closure in 1997, the Company elected a new Board of Directors, installed new management and commenced implementation of a new strategic plan to re-establish the Company as a provider of financial services initially within the mortgage banking segment.

         In the period from 1995 through 1997, the Company also invested in four companies which were outside its core financial services business. In 1998, the newly-elected Board of Directors examined the Company's non-financial services related businesses and their viability within the Company's overall strategic plan and subsequently decided to exit these businesses. As a result, two of these businesses were closed or became inactive, one business was sold to its management, and the fourth business remains viable subject to the Board of Directors' determination of its final divestiture (see National Archives, Inc. discussion in "Previous Non-Mortgage Banking Businesses" section below).

         In 1998, the Company's Board of Directors elected to refocus on the financial services business, initially through the creation of a new wholly-owned mortgage banking subsidiary and adoption of an acquisition and expansion strategy to create a national retail and wholesale mortgage banking business.

         In the 3rd quarter of 1998, the Company formed First Chesapeake Funding Corporation, ("First Chesapeake Funding"), a wholly-owned subsidiary to perform wholesale and retail mortgage banking operations at its Plantation, FL location and to serve as the administrative and core platform for a to-be-developed national retail and wholesale mortgage banking operation.

         In the 1st quarter of 1999, the Company established First Chesapeake Acquisition Corporation ("First Chesapeake Acquisition") and commenced its first retail mortgage banking operation through formation of a wholly-owned subsidiary, Collateral One Mortgage Corporation ("Collateral One"), to acquire certain assets of Mortgage Concepts, Inc., an established originator of primarily subprime and alternate documentation residential mortgage loans operating in five central and Midwestern states. In the 2nd quarter of 1999, Collateral One concluded the Mortgage Concepts, Inc. acquisition and the Company opened a retail mortgage banking operation in Southern Florida, recruiting two established managers and several experienced loan officers and staff. In the 2nd quarter of 1999, the Company also embarked on a major expansion of First Chesapeake Funding, its wholesale mortgage banking subsidiary, and hired an experienced mortgage banking executive to manage the growing operation.

         In addition to these business activities, the Company intends to aggressively seek out and pursue other synergistic business opportunities (whether early stage or mature) and investments within the mortgage banking and related financial services industries. However, no assurance can be given that the Company will be successful in its efforts to acquire profitable business opportunities and investments.

         The Company has not been the subject of any bankruptcy, receivership or similar proceeding.

Forward Looking Statements

         This Form 10-KSB contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve certain risks and uncertainties. When used in this Quarterly Report on Form 10-KSB or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

         The Company does not undertake and specifically disclaims any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements

Mortgage Banking Business

         First Chesapeake is a financial services company providing a broad array of residential mortgage products and related products and services to its customers through its wholly owned subsidiaries First Chesapeake Funding, Collateral One, and First Chesapeake Acquisition.

         The Company offers a full menu of residential mortgage products to customers of ranging from prime credit borrowers seeking conventional or FHA/VA loans to less credit-worthy customers who qualify for non-conventional, alternate documentation and/or subprime loans through both its retail and wholesale operations. Retail operations originate loans directly from the consumer, while wholesale operations provide an efficient market for retail mortgage loans originated by the Company's retail operations as well as through purchase of loans from third party loan originators.

         The Company funds its mortgage banking activities in large part through warehouse lines of credit, and its ability to continue to originate and wholesale residential mortgages is dependent upon continued access to capital on acceptable terms. Borrowings under these lines are repaid with the proceeds received by the Company from the sale of the loans to institutional investors. The Company's committed warehouse lines at December 31, 1998 allowed the Company to borrow up to $10 million; subsequently in 1999 borrowing availability has increased to $26 million. The warehouse lines expire within the next twelve months, but are generally renewable, however, no assurances are given that the Company can renew its warehouse lines or that such renewals can be made on equal or more favorable terms to the Company. The Company sells its originated and purchased loans, including all servicing rights, for cash to institutional investors, usually on a non-recourse basis, with proceeds applied to reduce corresponding warehouse line outstandings.

         At December 31, 1998, the Company's mortgage banking operations consisted solely of its First Chesapeake Funding wholesale operation. The Company's retail operations currently consist of twelve retail offices in seven states, with applications pending to expand into five additional states and the stated goal to expand nationwide through both internal growth and acquisition. The Company originates loans in Florida, Indiana, Kentucky, Missouri, North and South Carolina and Tennessee, with applications for approval pending in Georgia, Kansas, New Jersey, Ohio, and Pennsylvania.

         The Company's strategy is to offer a full range of mortgage products to borrowers of various credit levels and distribute these loans in a risk averse manner through either bulk secondary market sales, loan sales to specific institutional investors, or brokering of individual loans to "niche" investors. Through this strategy, the Company anticipates profitability and continued expansion with reduced exposure to interest rate and credit risks.

         The Company derives revenues from fees charged upon the origination of mortgage loans, premiums received on the sale of mortgage loans, interest earned during the period the Company holds the mortgage loans for sale, and various "junk" fees associated with retail and wholesale mortgage banking.

         The Company also anticipates deriving an increased portion of its revenues from its participation in various joint venture or strategic alliance partnerships with groups offering title insurance, property/casualty insurance, life and disability insurance, and home warranty products.

         Another projected loan origination and revenue source is expected to arise from the Company's Internet presence, currently under development. In 1999 the Company entered into a binding letter of intent with an established Internet sales and marketing group which currently offers secured and unsecured credit cards though its Internet site. Mortgage and home equity loan originations will be offered by the Internet sales and marketing group through a direct link to First Chesapeake's pending Internet site. Each potential sales lead will be coordinated by either a Company or qualified third party loan officer, with compensation paid on a closed loan basis to the referring Internet sales and marketing group within all state and federal guidelines. Direct marketing of the pending Company Web site is expected to further increase the percentage of mortgage loans originated via Internet, which is expected to account for a substantial portion of the total mortgage origination marketplace within the next three to five years.

Previous Mortgage Banking Businesses

         The Company's original 1992 business plan was to be a servicer of mortgage loans, purchasing mortgage loan servicing either through brokers or directly from holders of such servicing. Beginning in 1992, the Company purchased the rights to service bulk loan portfolios from the originators of the loans. This business was never profitable, and in 1995 the Company sold its remaining servicing portfolio at a substantial loss.

         In 1993, the Company decided to originate mortgage loans as well as service them. Accordingly, the Company acquired Waterford Mortgage Corporation ("Waterford"), a residential mortgage loan origination operation located in McLean, Virginia. This business was also unprofitable, and in 1995 and 1996 the Company closed Waterford as well as a second mortgage loan origination subsidiary, First Chesapeake Mortgage Corporation, at significant loss.

         In 1994, the Company pursued the origination of nonconforming mortgage loans where the borrower had some credit issue that did not allow the borrower to obtain traditional mortgage financing (commonly referred to as "B paper" loans) through formation of a subsidiary, American Mortgage Express, Inc. ("AME"). Due to lack of profitability, this subsidiary was closed in 1997.

         Also, in 1995 and 1996, the Company attempted to acquire a federal savings bank, and entered into a Stock Purchase Agreement subject to, among other things, regulatory approval. The Company was unable to obtain regulatory approval and, in 1997 withdrew its Application for Change of Control with the

Office of Thrift Supervision. In 1996 the Company wrote off material amounts in capitalized expenses related to this failed transaction.

         For the period 1992 to the December 1997 closure, the Company reported cumulative losses totaling $10,548,000 primarily comprised of operating losses of the previous mortgage business:

-------------------------- ------------- --------------- --------------- --------------- -------------- --------------
DECEMBER 31,                       1992            1993            1994            1995           1996           1997
-------------------------- ------------- --------------- --------------- --------------- -------------- --------------
Revenues                       $714,000      $3,809,000      $3,260,000      $1,718,000       $368,000       $104,000
Net Income/(Loss)              (372,000)     (1,015,000)     (3,308,000)     (2,539,000)    (1,346,000)    (1,968,000)
Shareholders' Equity          1,789,000       9,016,000       5,708,000       3,168,000      1,822,000         95,000
-------------------------- ------------- --------------- --------------- --------------- -------------- --------------

         For a more complete description of the Company's previous businesses, the reader is encouraged to review all publicly available information, including the Company's 10-KSB for 1997 and preceding years.

Previous Non-Mortgage Banking Businesses

         In the period from 1995 through 1997, the Company invested in four companies which were outside its core financial services business:

         NATIONAL ARCHIVES, INC. In late 1995, the Company acquired a 60% interest in a startup company, National Archives, Inc., formerly known as National Business Archives, Inc. ("National Archives"), a Pennsylvania corporation, for a purchase price of $150,000 in cash and certain furniture and equipment valued at approximately $38,000. National Archives is located in Philadelphia, Pennsylvania and provides document archive services from a rented warehouse. National Archives has been slow in attracting new customers and has not yet attained profitable operations. The Company's Board of Directors continues to examine this business but has yet to reach a final determination of National Archives' divestiture or its viability within the Company's overall strategic plan.

         PREMIERE QUALITY FOODS, INC. Premiere Quality Foods, Inc. ("Premiere Quality Foods") is a wholly owned subsidiary of the Company which was closed in 1998. Premiere Quality Foods was organized by the Company in 1997 to acquire, package, distribute and sell imported Spanish olive oil and related specialty foods products to the growing North American market. Sales and marketing efforts failed to meet projections, and in the 4th quarter of 1998, as part of its overall refocus on the financial services businesses, the Company closed this operation due to poor sales and uncertainties regarding the availability of an ongoing supply of imported product.

         PREMIERE CHEMICAL PRODUCTS, INC. Premiere Chemical Products, Inc. ("Premiere Chemical Products") was a wholly-owned subsidiary of the Company that was sold as of January 1, 1999. Premiere Chemical Products was organized by the Company in 1997 to develop, manufacture, distribute and market its proprietary formulation of laundry detergent and related products. Marketing and initial sales efforts commenced early in 1998 yet failed to meet projections. In the 4th quarter of 1998, as part of its overall refocus on the financial services businesses, the Company agreed to sell the stock of Premiere Chemical Products to its management in exchange for assumption of liabilities of the subsidiary. This sale was completed in 1999.

         FEDEOLIVA INTERNATIONAL, LTD. Fedeoliva International, Ltd. ("Fedeoliva") is a 50% owned subsidiary of the Company which was closed in 1997. Fedeoliva was organized in 1997 to acquire an ownership interest in a joint venture from Hampton Financial Services, Inc. a company controlled by Mark Mendelson, who was at that time an outside Director of the Company. All activities of Fedeoliva were transferred to Premiere Quality Foods upon the formation of that subsidiary in 1997.

         As discussed previously, in 1998 the Board of Directors examined the Company's non-financial services related businesses and their viability within the Company's overall strategic plan and subsequently decided to exit certain of these businesses.

         For a more complete description of the Company's previous businesses, the reader is encouraged to review all publicly available information, including the Company's 10-KSB for the fiscal year ended December 31, 1997 and preceding years.

Competition

         The Company's financial services businesses are faced with a large group of competitors. The mortgage banking business is highly competitive, and consists of several well-capitalized national firms and thousands of smaller loan brokers. The Company believes, however, that there is the opportunity for the Company's mortgage banking subsidiaries to grow and gain market share. However, many of the Company's competitors are considerably larger and have financial resources that are substantially greater than those of the Company.

Sources and Availability of Raw Materials

         Raw materials are not applicable to the Company's mortgage banking business.

Year 2000 Compliance

         The Company is currently in the process of evaluating its information technology infrastructure for the Year 2000 ("Y2000") compliance. The Company's existing infrastructure is essentially Y2000 compliant, and does not anticipate any material disruption of its operations as a result of a failure of by the Company to be compliant. However, there can be no assurance that there will not be a delay in, or increased costs associated with, the need to address Y2000 issues. The Company also relies, directly and indirectly, on other businesses such as third party service providers, creditors, financial institutions and governmental entities. Even if the Company's computer systems are not materially adversely affected by the Y2000 issue, the Company's business and operations could be materially adversely affected by disruptions in the operations of other entities with which the Company interacts.

Regulation

         Mortgage banking is a highly regulated industry. The industry is subject to the rules and regulations of, and examinations by HUD, FNMA, FHLMC, FHA, GNMA and the VA and state regulatory authorities with respect to originating, processing, underwriting, selling and securitizing residential mortgage loans. In addition, there are other federal and state statutes and regulations affecting such activities. These rules and regulations require originators to obtain or maintain licenses, establish eligibility criteria for mortgage loans, prohibit discrimination, provide for inspections and appraisals of properties, require credit reports on prospective borrowers, regulate payment features and, in some cases, fix maximum interest rates, fees and loan amounts. Failure to comply with these requirements can lead to a loss of approved status, demands for indemnification or loan repurchases, class action law suits and administrative enforcement actions. There can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future, which could make compliance more difficult or expensive, and restrict the Company's ability to originate or sell mortgage loans, further limit or restrict the amount of interest and other charges earned from loans originated or purchased by the Company, or otherwise adversely affect the business or prospects of the Company.

Seasonality

         The mortgage banking industry is generally subject to seasonal trends. These trends reflect the general pattern of resales of homes which typically peak during the spring and summer. Mortgage refinancings tend to be less seasonal and more closely tied to overall interest rates.

Environmental Matters

         In the course of its business, the Company takes title (for security purposes) or may foreclose on residential properties securing its mortgage loans. To date, the Company has not been required to perform any investigation or remediation activities, nor has it been subject to any environmental claims relating to these activities. There can be no assurance, however, that this will remain the case in the future.

Employees

         As of December 31, 1998, the Company had fourteen employees, including six employees of First Chesapeake Funding Corporation, the Company's Plantation, Florida based mortgage banking operation, five employees at the various non-mortgage banking subsidiaries, and three full-time employees at the Company's headquarters in Philadelphia, Pennsylvania. Currently, the Company has approximately 80 employees, with the increase from year-end solely attributable to the growth within the Company's mortgage banking operations. None of the Company's employees are represented by unions. The Company considers its relations with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's corporate and administrative headquarters are located in Philadelphia, Pennsylvania, which comprise approximately 5,000 square feet of leased office and warehouse space. The leased property is owned by an entity controlled by the Company's Chief Executive Officer, and is extended on a month to month basis with no current rental payments.

         The Company's subsidiary, First Chesapeake Funding, leases 2,400 square feet of office space in Plantation, Florida under a five year lease with annual lease payments of $49,000.

         The Company's subsidiary formed in 1999, Collateral One, leases approximately 20,000 square feet of office space at locations in Louisville, KY, Lexington, KY, Evansville, IN, Indianapolis, IN, Charlotte, NC, Raleigh, NC, Nashville, TN, Greensboro, NC, and Memphis, TN under leases which were assumed in 1999 and are short term in nature with aggregate annual lease payments of approximately $200,000.

         The Company's subsidiary formed in 1999, First Chesapeake Acquisition, leases approximately 2,000 square feet of office space in Coral Gables, FL under a three year lease which commenced in 1999 with annual lease payments of $48,000.

         The Company's 60% subsidiary, National Archives, leases approximately 15,000 square feet of warehouse and office space in Philadelphia, PA. The property is owned by an entity controlled by the Company's Chief Executive Officer, and is extended on a month to month basis with no current rental payments.

         Management believes that the Company's current facilities are suitable and adequate for its business as well as to meet its near term expansion plans. The Company has no plans to purchase any properties.


ITEM 3.  LEGAL PROCEEDINGS

         The Company was involved in a lawsuit with Robert L. Nichols and John
J. Morrissey (the "Lawsuit"). The Lawsuit was concluded during 1997, and all costs related to the litigation were recorded in 1997. The reader is encouraged to review the Company's 10-KSB for the fiscal year ended December 31, 1997.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting on December 29, 1998. At the annual meeting, the shareholders elected Mark Mendelson, Richard Chakejian, Jr., Mark Glatz, Matthew Coppolino, John Papandon, and James Greenfield to serve on the Board of Directors. No other matters were voted upon.

PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is not listed on any exchange. However, market quotes for the Company's common stock (under the symbol "FCFK") may be obtained from the National Association of Securities Dealers through the NASD OTC Bulletin Board, its automated system for reporting non-NASDAQ quotes. The following table sets forth, for the indicated calendar periods, the high and low bid prices (as reported by the OTC Bulletin Board) for the Company's common stock through December 31, 1998:

                                               Bid Price
                                           High         Low
         1997
         First Quarter                      1/2          3/32
         Second Quarter                     3/16         1/16
         Third Quarter                      3/32         1/16
         Fourth Quarter                    15/16         1/8

         1998
         First Quarter                      3/16         1/8
         Second Quarter                    13/16         1/16
         Third Quarter                     13/16         1/4
         Fourth Quarter                   2-3/4          5/8

         1999
         First Quarter                    3-5/8        1-3/16
         Second Quarter                   2            1


         The prices set forth in this table represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not necessarily represent actual transactions.

         As of June 30, 1999, there were 278 stockholders of record; however, the Company believes there were over 1,500 beneficial stockholders of the Company's common stock.

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


GENERAL

         The following discussion should be read in conjunction with the audited financial statements and the notes thereto included elsewhere in this report.

Overview

         First Chesapeake Financial Corporation (the "Company" or "First Chesapeake") is a Virginia corporation which was closed in 1997 following several years of unprofitable operations.

         A new Board of Directors and new management has reopened the Company and is currently building a fully integrated mortgage origination organization through internal growth and acquisition.

         In 1998, the Company established a new mortgage banking subsidiary, and subsequently in 1999 the Company has expanded its mortgage banking operations through acquisition and internal growth.

         It is First Chesapeake's goal to develop a vertically integrated financial services company that can provide mortgage origination, homeowner's insurance, title insurance, home warranties, among other financial services, consumer direct, wholesale and through the Internet. However, no assurance can be given that the Company will be successful in its efforts to implement its strategic plan.

Plan of Operation - Mortgage Banking Business

         First Chesapeake is a financial services company providing a broad array of residential mortgage products and related products and services to its customers through its wholly owned subsidiaries First Chesapeake Funding, Collateral One, and First Chesapeake Acquisition.

         The Company offers a full menu of residential mortgage products to customers of ranging from prime credit borrowers seeking conventional or FHA/VA loans to less credit-worthy customers who qualify for non-conventional, alternate documentation and/or subprime loans through both its retail and wholesale operations. Retail operations originate loans directly from the consumer, while wholesale operations provide an efficient market for retail mortgage loans originated by the Company's retail operations as well as through purchase of loans from third party loan originators.

         The Company funds its mortgage banking activities in large part through warehouse lines of credit, and its ability to continue to originate and wholesale residential mortgages is dependent upon continued access to capital on acceptable terms. Borrowings under these lines are repaid with the proceeds received by the Company from the sale of the loans to institutional investors. The Company's committed warehouse lines at December 31, 1998 allowed the Company to borrow up to $10 million; subsequently in 1999 borrowing availability has increased to $26 million. The warehouse lines expire within the next twelve months, but are generally renewable, however, no assurances are given that the Company can renew its warehouse lines or that such renewals can be made on equal or more favorable terms to the Company. The Company sells its originated and purchased loans, including all servicing rights, for cash to institutional investors, usually on a non-recourse basis, with proceeds applied to reduce corresponding warehouse line outstandings.

         At December 31, 1998, the Company's mortgage banking operations consisted solely of its First Chesapeake Funding wholesale operation. The Company's retail operations currently consist of twelve retail offices in seven states, with applications pending to expand into five additional states and the stated goal to expand nationwide through both internal growth and acquisition. The Company originates loans in Florida, Indiana, Kentucky, Missouri, North and South Carolina and Tennessee, with applications for approval pending in Georgia, Kansas, New Jersey, Ohio, and Pennsylvania.

         The Company's strategy is to offer a full range of mortgage products to borrowers of various credit levels and distribute these loans in a risk averse manner through either bulk secondary market sales, loan sales to specific institutional investors, or brokering of individual loans to "niche" investors. Through this strategy, the Company anticipates profitability and continued expansion with reduced exposure to interest rate and credit risks.

         The Company derives revenues from fees charged upon the origination of mortgage loans, premiums received on the sale of mortgage loans, interest earned during the period the Company holds the mortgage loans for sale, and various "junk" fees associated with retail and wholesale mortgage banking.

         The Company also anticipates deriving an increased portion of its revenues from its participation in various joint venture or strategic alliance partnerships with groups offering title insurance, property/casualty insurance, life and disability insurance, and home warranty products.

         Another projected loan origination and revenue source is expected to arise from the Company's Internet presence, currently under development. In 1999 the Company entered into a binding letter of intent with an established Internet sales and marketing group which currently offers secured and unsecured credit cards though its Internet site. Mortgage and home equity loan originations will be offered by the Internet sales and marketing group through a direct link to First Chesapeake's pending Internet site. Each potential sales lead will be coordinated by either a Company or qualified third party loan officer, with compensation paid on a closed loan basis to the referring Internet sales and marketing group within all state and federal guidelines. Direct marketing of the pending Company Web site is expected to further increase the percentage of mortgage loans originated via Internet, which is expected to account for a substantial portion of the total mortgage origination marketplace within the next three to five years.

FINANCIAL CONDITION

         Assets of the Company decreased from $254,000 at December 31, 1997 to $99,000 at December 31, 1998, a decrease of $155,000. This decrease was primarily due to the closure of the non-mortgage banking operations, namely, the write-off of a $94,000 loan to related party and $63,000 of inventory of two discontinued non-mortgage banking subsidiaries, as well as depreciation of fixed assets during the period. At December 31, 1998, the Company's primary assets consist of receivables of $38,000 and fixed assets, net of accumulated depreciation, of $54,000. Liabilities amounted to $1,344,000 versus $159,000 at December 31, 1997, of which $635,000 represented subordinated debenture notes payable, $260,000 represented deferred salaries to the new management and $411,000 represented accounts payable and accruals. The subordinated debenture notes are unsecured, bear interest at 12% per annum, and are due and payable in the fourth quarter of 2001. Up to 20% of the subordinated debenture notes are convertible, at any time at option of the holder, into the Company's common stock at a price of $2.00 per share. The $635,000 includes $350,000 of subordinated debentures issued to certain officers of the Company in exchange for a similar reduction in amounts due officers.

RESULTS OF OPERATIONS

Current Year Performance and Earnings Outlook

         The Company incurred a loss of $1,463,000 for the year ended December 31, 1998. This loss is a result of expenses of closing down the Company's former operations as well as startup losses associated with the new subsidiary First Chesapeake Funding.

         As discussed previously, in 1997 the Company closed all its mortgage banking activities, and in 1998 the Board of Directors examined the Company's non-financial services businesses and decided to exit these businesses. Also, in 1998 the Company re-entered the mortgage-related business through creation of a new wholly-owned subsidiary and adoption of an acquisition and expansion strategy to create a national retail and wholesale mortgage banking business. The Company is actively seeking operational opportunities in the financial services industry or other suitable investment opportunities. However, no assurance can be given that management will be able to find a suitable business opportunity or attain profitable operations.

Comparison of Year Ended December 31, 1998 to Year Ended December 31, 1997

         The Company incurred a loss from continuing operations of $1,274,000 for the year ended December 31, 1998 compared to a loss of $1,968,000 for the year ended December 31, 1997. An incremental loss from discontinued operations of $189,000 resulted in the net loss of $1,463,000 for 1998.

         Total revenues for the year ended December 31, 1998 amounted to $231,000 representing an increase of $125,000 when compared to 1997's revenues of $106,000. The increase in revenue is primarily attributable to the commencement of operations of First Chesapeake Funding in late 1998.

         Total expenses from continuing operations for 1998 amounted to $1,505,000 as compared to $2,073,000 in 1997, a decrease of $568,000 or 26%. Net of various write-offs and a legal settlement in 1997, operating expenses were relatively consistent year-to-year due to the minimal levels of operations in 1997 and the first three quarters of 1998 (prior to commencement of operations of First Chesapeake Funding subsidiary in late 1998).

Liquidity and Capital Resources

         The Company's primary liquidity requirements have been the establishment, funding and expansion of its mortgage banking operations.

         As discussed previously, the Company funds its mortgage banking activities in large part through warehouse lines of credit, and its ability to continue to originate and wholesale residential mortgages is dependent upon continued access to capital on acceptable terms. Borrowings under these lines are repaid with the proceeds received by the Company from the sale of the loans to institutional investors. The Company's committed warehouse lines at December 31, 1998 allowed the Company to borrow up to $10 million; subsequently in 1999 borrowing availability has increased to $26 million. The warehouse lines expire within the next twelve months, but are generally renewable, however, no assurances are given that the Company can renew its warehouse lines or that such renewals can be made on equal or more favorable terms to the Company. The Company sells its originated and purchased loans, including all servicing rights, for cash to institutional investors, usually on a non-recourse basis, with proceeds applied to reduce corresponding warehouse line outstandings.

         The Company raised $635,000 under a subordinated debenture offering in 1998 and borrowed $1,500,000 from a bank in the first quarter of 1999 secured by the personal guarantees of several officers and directors of the Company and one outside investor to partially finance the Collateral One acquisition and for working capital needs. The Company is seeking additional capital infusion to fund its mortgage banking acquisitions and expansion. While the Company believes it can attract the necessary capital to provide the liquidity necessary to pursue new business opportunities, no assurance can be given that it will in fact be able to do so.

         Cash and cash equivalents at December 31, 1998 amounted to $1,000 as compared to $13,000 at December 31, 1997, or a decrease of $12,000.

         During 1998, the Company's operating activities utilized $883,000 as compared to utilizing $1,091,000 in 1997. The utilization of cash resources from operating activities in both years resulted from the Company's net losses for each year, offset by the issuance of common stock as compensation, various write-offs of former and non-mortgage banking businesses, and changes in working capital and other accounts.

         The Company's investing activities were negligible in both 1998 and 1997.

         Financing activities provided $877,000 of capital in 1998 including the $635,000 subordinated debenture offering and $260,000 of deferred compensation due officers, versus minimal financing activities in 1997.

Seasonality

         The mortgage banking industry is generally subject to seasonal trends. These trends reflect the general pattern of resales of homes which typically peak during the spring and summer. Mortgage refinancings tend to be less seasonal and more closely tied to overall interest rates.

Regulation

         Mortgage banking is a highly regulated industry. The industry is subject to the rules and regulations of, and examinations by HUD, FNMA, FHLMC, FHA, GNMA and the VA and state regulatory authorities with respect to originating, processing, underwriting, selling and securitizing residential mortgage loans. In addition, there are other federal and state statutes and regulations affecting such activities. These rules and regulations require originators to obtain or maintain licenses, establish eligibility criteria for mortgage loans, prohibit discrimination, provide for inspections and appraisals of properties, require credit reports on prospective borrowers, regulate payment features and, in some cases, fix maximum interest rates, fees and loan amounts. Failure to comply with these requirements can lead to a loss of approved status, demands for indemnification or loan repurchases, class action law suits and administrative enforcement actions. There can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future, which could make compliance more difficult or expensive, and restrict the Company's ability to originate or sell mortgage loans, further limit or restrict the amount of interest and other charges earned from loans originated or purchased by the Company, or otherwise adversely affect the business or prospects of the Company.


Inflation

         The Company's mortgage banking operations may be affected by inflation primarily through its impact on interest rates. During periods of rising inflation, interest rates generally increase, causing mortgage loan origination volumes, particularly refinancing activity, to decline. Conversely, during periods of declining inflation, interest rates generally decline, resulting in increased mortgage loan origination volume and mortgage loan refinancing activity.


Year 2000

         The Company is currently in the process of evaluating its information technology infrastructure for the Year 2000 ("Y2000") compliance. The Company's existing infrastructure is essentially Y2000 compliant, and does not anticipate any material disruption of its operations as a result of a failure of by the Company to be compliant. However, there can be no assurance that there will not be a delay in, or increased costs associated with, the need to address Y2000 issues. The Company also relies, directly and indirectly, on other businesses such as third party service providers, creditors, financial institutions and governmental entities. Even if the Company's computer systems are not materially adversely affected by the Y2000 issue, the Company's business and operations could be materially adversely affected by disruptions in the operations of other entities with which the Company interacts.


ITEM 7.  FINANCIAL STATEMENTS

         See the Audited Financial Statements set forth at the end of this report.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         In a report on Form 8-K dated June 8, 1999 the Company announced a change in Registrant's certifying accountant from BDO Seidman, LLP to Grant Thornton LLP as of June 8, 1999. The Company's Form 8-K dated June 8, 1999 is incorporated by reference.

                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

                                    CONTENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                      3


CONSOLIDATED FINANCIAL STATEMENTS

       CONSOLIDATED BALANCE SHEETS                                      4

       CONSOLIDATED STATEMENTS OF OPERATIONS                            5

       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            (DEFICIENCY)                                                6

       CONSOLIDATED STATEMENTS OF CASH FLOWS                            7

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      12

               Report of Independent Certified Public Accountants
               --------------------------------------------------

Board of Directors
First Chesapeake Financial Corporation


         We have audited the accompanying consolidated balance sheet of First Chesapeake Financial Corporation (the Company) and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' (deficiency) equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those consolidated financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Chesapeake Financial Corporation and Subsidiaries as of December 31, 1998, and their consolidated results of operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $1,463,094 for the year ended December 31, 1998 and, as of that date, its total liabilities exceeded its total assets by $1,244,959. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note A to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





July 6, 1999
Philadelphia, Pennsylvania

             First Chesapeake Financial Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,





                  ASSETS                                                                1998            1997
                                                                                  --------------   --------------
Cash and cash equivalents                                                         $          969    $      12,845
Note and accounts receivable                                                              38,119           16,746
Furniture and equipment, net                                                              53,943          121,627
Loans to related parties                                                                     -             94,240
Other assets                                                                               6,210            8,095
                                                                                  --------------   --------------

                  Total assets                                                    $       99,241    $     253,553
                                                                                  ==============   ==============

                  LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

LIABILITIES
    Note payable                                                                  $          -      $      17,795
    Accounts payable                                                                     359,429           26,355
    Accrued expenses                                                                      51,470          114,659
    Due to officers                                                                      259,860              -
    Subordinated junior debentures                                                       635,000              -
    Liabilities of discontinued operations                                                38,441              -
                                                                                  ---------------  --------------

                  Total liabilities                                                    1,344,200          158,809
                                                                                  --------------   --------------

STOCKHOLDERS' (DEFICIENCY) EQUITY
    Convertible preferred stock; no par value; $1 stated value per
       share; 5,000,000 shares authorized; no shares issued                                  -                -
    Common stock; no par value; 20,000,000 shares authorized;
       5,775,000 and 5,500,000 shares issued and outstanding in
          1998 and 1997, respectively                                                 10,956,125       10,832,734
    Accumulated deficit                                                              (12,201,084)     (10,737,990)
                                                                                  ---------------   --------------

                  Total stockholders' (deficiency) equity                             (1,244,959)          94,744
                                                                                  ---------------   --------------

                  Total liabilities and stockholders' (deficiency) equity         $       99,241    $     253,553
                                                                                  ===============   ==============



The accompanying notes are an integral part of these statements.

             First Chesapeake Financial Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,




                                                                                 1998             1997
                                                                             -------------   --------------

REVENUES                                                                     $   231,346     $    105,707
                                                                             -------------   --------------
EXPENSES
    Compensation and employee benefits                                           837,273          552,318
    Professional fees                                                            260,516          495,854
    Occupancy                                                                     49,232           60,455
    Loss on joint venture                                                            -            112,983
    Legal settlement                                                                 -            260,276
    Write-off of investment and advances to joint venture                            -            212,169
    Depreciation and amortization                                                 55,420          129,888
    Other operating expenses                                                     268,522          247,358
    Interest expense                                                              34,240            1,936
                                                                             -----------     ------------

                  Total expenses                                               1,505,203        2,073,237
                                                                             -----------     ------------

Loss from continuing operations                                               (1,273,857)      (1,967,530)

Loss from discontinued operations                                               (189,237)             -
                                                                             -----------     ------------

                  NET LOSS                                                   $(1,463,094)    $ (1,967,530)
                                                                             ===========     ============

Basic and diluted loss per share
    Continuing operations                                                    $      (.23)    $       (.41)
    Discontinued operations                                                         (.03)               -
                                                                             -----------     ------------

                                                                             $      (.26)    $       (.41)
                                                                             ===========     ============


Weighted average shares outstanding                                            5,627,329        4,822,654
                                                                             ===========     ============



The accompanying notes are an integral part of these statements.

             First Chesapeake Financial Corporation and Subsidiaries

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY

                     Years ended December 31, 1998 and 1997


                                                                                                               Total
                                                                      Common                               stockholders'
                                                    Common             stock           Accumulated         (deficiency)
                                                    stock            warrants            deficit              equity
                                                -----------       ------------        -------------         ------------

Balance at December 31, 1996                    $10,542,458       $    50,000         $(8,770,460)          $ 1,821,998

    Issuance of common stock                        250,000                 -                   -               250,000
    Repurchase of common stock                       (9,724)                -                   -                (9,724)
    Warrant expiration                               50,000           (50,000)                  -                     -
    Net loss                                              -                 -          (1,967,530)           (1,967,530)
                                               ------------       ------------        ------------          ------------

Balance at December 31, 1997                     10,832,734                 -         (10,737,990)               94,744

    Issuance of common stock                        123,391                 -                   -               123,391
    Net loss                                              -                 -          (1,463,094)           (1,463,094)
                                               ------------       ------------        ------------         ------------

Balance at December 31, 1998                    $10,956,125       $         -        $(12,201,084)         $ (1,244,959)
                                               ============      =============        ============         ============


The accompanying notes are an integral part of this statement.

             First Chesapeake Financial Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,




                                                                                                 1998             1997
                                                                                            --------------   --------------
Operating Activities
    Net loss                                                                                 $(1,463,094)     $(1,967,530)
    Adjustments to reconcile net loss to net cash
          used in operating activities
       Common stock issued as compensation                                                       123,391          125,000
       Write-off of investment and advances to joint venture                                           -          212,169
       Depreciation and amortization                                                              55,420          129,888
       Net decrease in loans held for sale                                                             -           91,532
       Loss on disposal of assets                                                                 17,796           38,235
       Increase in note and accounts receivable                                                  (21,373)               -
       Decrease in loans to related parties                                                       94,240                -
       Decrease in other assets                                                                    1,885          226,800
       Increase (decrease) in trade accounts payable                                             333,074          (36,673)
       (Decrease) increase in accrued expenses                                                   (63,189)          89,659
       Increase in liabilities from discontinued operations                                       38,441                -
                                                                                            ------------     ------------

                  Net cash used in operating activities                                         (883,409)      (1,090,920)
                                                                                             -----------     ------------

Investing activities
    Purchase of furniture and equipment                                                           (5,532)          (1,086)
                                                                                            -------------    -------------

                  Net cash used in investing activities                                           (5,532)          (1,086)
                                                                                            -------------    -------------

Financing activities
    Repayment of bank loans                                                                      (17,795)         (15,214)
    Increase in amounts due to officers                                                          259,860                -
    Proceeds from subordinated junior debentures                                                 635,000                -
                                                                                            -------------    -------------

                  Net cash provided by (used in) financing activities                            877,065          (15,214)

                  Net decrease in cash and cash equivalents                                      (11,876)      (1,107,220)

Cash and cash equivalents at beginning of period                                                  12,845        1,120,065
                                                                                            -------------    -------------

Cash and cash equivalents at end of period                                                   $       969      $    12,845
                                                                                            =============    =============

Supplemental cash flow disclosures
    Cash payments of interest expense                                                        $    14,407      $     1,936
                                                                                            =============    ============

Supplemental disclosure of non-cash financing activities
    Common stock issued in exchange for equity interest in joint venture                     $         -      $   125,000
                                                                                            =============    =============

    Transfer of related party loan to investment in joint venture                            $         -      $   135,000
                                                                                            =============    =============




The accompanying notes are an integral part of these statements.

             First Chesapeake Financial Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997




NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

    On May 18, 1992, First Chesapeake Financial Corporation (the Company) was incorporated in the Commonwealth of Virginia as a mortgage banking company to engage in the servicing of mortgage loans.

    The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, First Chesapeake Funding Corporation (FCFC), Premiere Quality Foods, Inc. (Premiere Foods), and Premiere Chemical Products, Inc. (Premiere Chemical), and a 60% owned subsidiary, National Archives, Inc. (NAI). All material intercompany transactions and accounts have been eliminated in consolidation.

    FCFC was incorporated in July 1998 to operate as a wholesale and retail mortgage banking operation and to serve as the administrative and core platform for developing national wholesale and retail mortgage banking operation.

    Premiere Foods acquires, packages, distributes and sells imported Spanish olive oil and related specialty food products within North America. The company was formed during 1997 and operations ceased during 1998.

    Premiere Chemical develops, manufactures, distributes and markets its proprietary formulation of laundry detergent and related products. Premiere Chemical was formed during 1997. In January 1999, the Company sold its holdings in Premiere Chemical to its management.

    NAI provides document archive services to the government and businesses primarily located in the Philadelphia area.

    The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. During the year ended December 31, 1998, the Company incurred a net loss of $1,463,094; as of December 31, 1998, the Company's total liabilities exceeded its total assets by $1,244,959.

    The Company's continuation as a going concern is dependent upon its ability to implement its strategic plan of developing a retail and wholesale mortgage banking operation through acquisition and internal growth as a step toward developing a vertically integrated financial services company that can provide mortgage origination, homeowner's insurance, title insurance and home warranties, among other financial services, consumer direct, wholesale and through the Internet. The Company has acquired substantially all of the assets of a retail real estate financing entity (note L2) and continues to expand its mortgage banking operations, and is pursuing other potential business opportunities consistent with its strategic plan. However, there are no assurances that the Company will be able to successfully implement all aspects of its strategic plan.

    The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

             First Chesapeake Financial Corporation and Subsidiaries

                           December 31, 1998 and 1997




NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    1.  Cash and Cash Equivalents
        -------------------------
    For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

    2.  Furniture and Equipment
        -----------------------
    Furniture and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed by using accelerated methods over the estimated useful lives of the individual assets. Ordinary maintenance and repairs are charged to operations as incurred.

    3.  Income Recognition
        ------------------
    Revenue from mortgage origination is recognized when the loans are sold to an investor and the Company has no further obligation to fulfill. To date, the majority of loans originated has been sold (or will be sold in the case of loans held for sale) and servicing has been released.

    Gains or losses on loan sales are recognized at the time of sale and are determined by the difference between net sales proceeds and the carrying value of the loans sold.

    4.  Income Taxes
        ------------
    From inception through December 31, 1998, the Company has incurred net operating losses and, accordingly, has made no provision for income taxes.

    5.  Basic and Diluted Loss Per Share
        --------------------------------
    The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" in 1997. SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

    Shares issuable for stock options and warrants have been excluded from the computation of loss per share for the years ended December 31, 1998 and 1997, as their inclusion would the anti-dilutive.


                                   (Continued)

             First Chesapeake Financial Corporation and Subsidiaries

                           December 31, 1998 and 1997




NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    6.  Estimates
        ---------
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    7.  Stock-Based Compensation
        ------------------------
    The Company accounts for stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the date of grant based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar instruments under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro-forma disclosures of net income and earnings per share as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The Company's stock options plans are accounted for under APB Opinion No. 25.

NOTE C - FURNITURE AND EQUIPMENT


    Furniture and equipment consist of the following:
                                                                             1998             1997
                                                                        --------------   --------------
      Leasehold improvements                                            $     22,138     $      22,138
      Furniture and fixtures                                                 102,672           102,672
      Machinery and equipment                                                192,103           186,571
      Vehicles                                                                     -            36,521
                                                                        -------------    --------------
                                                                             316,913           347,902
           Less accumulated depreciation and amortization                   (262,970)         (226,275)
                                                                        -------------    --------------
                                                                        $     53,943     $     121,627
                                                                        =============    ==============


    Depreciation and amortization expense for the years ended December 31, 1998 and 1997, was $55,420 and $119,550, respectively.

             First Chesapeake Financial Corporation and Subsidiaries

                           December 31, 1998 and 1997




NOTE D - DEBT

    Note payable at December 31, 1997, consisted of a vehicle loan, which was satisfied during 1998.

    In 1998, the Company issued $635,000 of convertible subordinated debentures. Up to 20% of the subordinated debenture notes are convertible, at any time at option of the holder, into the Company's common stock at a price of $2.00 per share. The $635,000 includes $350,000 of subordinated debentures issued to certain officers of the Company in exchange for a similar reduction in amounts due to officers.

    FCFC has a warehouse line of credit with maximum borrowings of $10,000,000. At December 31, 1998, no amounts were outstanding under this line.

NOTE E - INCOME TAXES

    The Company and its wholly owned subsidiaries file a consolidated income tax return. The Company incurred net operating losses for federal income tax purposes of approximately $1,400,000 and $1,680,000 for the years ended December 31, 1998 and 1997, respectively, resulting in total net operating loss carryforwards of approximately $3,100,000 which expire beginning in 2007 through 2013, if not utilized. The difference between the Company's net operating loss carryforwards for tax and financial reporting purposes results primarily from temporary differences related to depreciation and amortization.

    At December 31, 1998 and 1997, the Company recorded a valuation allowance for the total amount of the net deferred tax asset which was composed primarily of the net operating loss carryforwards.

NOTE F - STOCK OPTIONS

    In May 1992, the Board of Directors adopted an Incentive Stock Option Plan (the 1992 Plan). Pursuant to the 1992 Plan, 500,000 shares of the Company's common stock were made available for awards. The 1992 Plan allows for Incentive Stock Options intended to qualify as Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986, and for Non-qualified Stock Options not intended to qualify as Incentive Stock Options. Incentive Stock Options may be granted only to employees of the Company. Non-qualified Stock Options may be granted to employees, as well as non-employee directors and consultants to the Company. Exercise prices under the 1992 Plan must be at fair market value per share at date of grant or, in the case of Incentive Stock Options granted to employees who own more than 10% of the voting power of all classes of stock of the Company, at 110% of the fair market value per share at date of grant.

    No 1992 Plan options have been exercised as of December 31, 1998. In the first quarter of 1999, options to 150,000 shares were exercised by holders.

                                   (Continued)

             First Chesapeake Financial Corporation and Subsidiaries

                           December 31, 1998 and 1997




NOTE F - STOCK OPTIONS - Continued

    In July 1998, the Board of Directors adopted a Non-Qualified Stock Option Plan (the 1998 Plan). Pursuant to the 1998 Plan, 1,000,000 shares of the Company's common stock were made available for awards. The 1998 Plan allows for Non-Qualified Stock Options not intended to qualify as Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986. Non-Qualified Stock Options may be granted to employees, as well as non-employee directors and consultants to the Company. Exercise prices under the 1998 Plan must be at fair market value per share at date of grant. 530,000 option shares at an exercise price of $.60 were granted during 1998, of which 500,000 were granted to certain executive officers, and 30,000 were granted to certain outside directors.

    Option activity is summarized as follows:


                                                                    1998            1997
                                                              ---------------  --------------


      Outstanding options at beginning of year                     200,000          460,000
      Options granted                                              530,000                -
      Options cancelled                                                  -         (260,000)
                                                              ---------------  -------------

      Outstanding options at end of year                           730,000          200,000
                                                              ===============  =============
      Exercise prices
         Low                                                  $       0.25      $      0.25
                                                              ===============  =============

         High                                                 $       0.60      $      0.50
                                                              ===============  =============



         Latest expiration date                                July 9, 2003       May 1, 2001


    Had compensation cost been determined based on the fair value of the options at the grant date consistent with the provisions of SFAS No. 123, the Company's 1998 net loss and net loss per share would have been reported as follows:

      Net loss
         As reported                                    $ (1,463,094)
         Pro forma                                      $ (1,696,294)

      Loss per share
         As reported                                    $      (0.26)
         Pro forma                                      $      (0.30)

    The fair value of options granted during 1998 was estimated on the date of grant using the Black-Sholes options pricing model with the following assumptions; risk-free interest rate of 5.325%; no dividend yield; expected weighted average term of 5 years; and volatility of 140%.


                                   (Continued)

             First Chesapeake Financial Corporation and Subsidiaries

                           December 31, 1998 and 1997




NOTE F - STOCK OPTIONS - Continued

    At December 31, 1998, there were 730,000 options outstanding with a weighted average exercise price of $.51 and a remaining maturity of approximately 3.7 years.

    At December 31, 1997, there were 200,000 options outstanding with an exercise price of $.27 and a remaining maturity of approximately 2.5 years.

    There were no options granted, or related expense, in 1997.

NOTE G - STOCKHOLDERS' EQUITY

    On August 4, 1993, the Company completed an initial public offering of its securities through the sale of 1,250,000 units at a purchase price of $8.00 per unit. Each unit consisted of one share of the Company's common stock, no par value, one Redeemable Class A Warrant and one Redeemable Class B Warrant. Each Class A Warrant entitles its holder to purchase one share of the Company's common stock at a purchase price of $9.00 per share and each Class B Warrant entitles its holder to purchase one share of common stock at a price of $10.00 per share. The Class A and Class B Warrants were exercisable by the holders until July 15, 1998.

    In May 1992, the Company issued a warrant to purchase 500,000 shares of common stock at an exercise price of $2.00 per share. This warrant, together with 1,000,000 shares of common stock, were issued to a founding stockholder of the Company for proceeds of $425,000. The Company had assigned a value of $50,000 to the warrant. The warrant expired unexercised during 1997, and the $50,000 was transferred to common stock.

    During 1997, the Company issued 500,000 shares of common stock to acquire an interest in a joint venture (see note I) and 500,000 shares as compensation to an officer of the Company that joined the Company during 1997. The shares were recorded at the fair value of the Company's common stock at the respective issue dates.

    During 1998, the Company issued 275,000 shares as compensation to an officer of the Company that joined the Company during 1998. The shares were recorded at the fair value of the Company's common stock at the issue date, less a discount due to the restricted nature of the stock.

NOTE H - COMMITMENTS AND CONTINGENCIES

    Litigation
    ----------
    The Company was involved in a lawsuit with Robert L. Nichols and John J. Morrissey (the Lawsuit). The Lawsuit was concluded during 1997, and all costs related to the litigation were recorded in 1997.




                                   (Continued)

             First Chesapeake Financial Corporation and Subsidiaries

                           December 31, 1998 and 1997




NOTE H - COMMITMENTS AND CONTINGENCIES - Continued

    Leases
    ------
    The Company and its subsidiaries lease office facilities under noncancellable leases. In addition to minimum rentals, several leases provide for the Company to pay its pro-rata share of operating expenses. Future minimum lease payments under noncancellable leases are as follows:

      1999                                          $   193,917
      2000                                              223,156
      2001                                              137,029
      2002                                               16,722

NOTE I - JOINT VENTURE

    During 1997, the Company obtained a 50% interest in a joint venture, Fedeoliva International LTD., from a company wholly owned by one of its Board members in exchange for extinguishment of a $135,000 (including accrued interest) note receivable due from that Board member and issuance of 500,000 (estimated fair value of $125,000 at issuance date) shares of common stock. The remaining 50% is owned by Fedeoliva, S.C.A., a Spanish olive oil production cooperative. Fedeoliva International LTD. is a company that was created to acquire, package, distribute and sell imported Spanish olive oil and related products in the United States. During 1997, the Company loaned Fedeoliva International, LTD. $250,000 so that it could obtain the rights to sell certain olive oil of Fedeoliva, S.C.A. held in the United States. The joint venture experienced significant losses during the year, and as a result, the Company wrote-off its investment and the remaining unpaid note receivable balance ($150,000 plus accrued interest) as of December 31, 1997. As of the end of January 1998, the joint venture ceased operations and remaining obligations were transferred to Fedeoliva, S.C.A.

NOTE J - DISCONTINUED OPERATIONS

    During 1998, management decided to cease operations at Premiere Foods and sell Premiere Chemical to its management, effective January 1, 1999. Accordingly, the results of operations of these discontinued entities are presented separately in the accompanying consolidated statements of operations.

             First Chesapeake Financial Corporation and Subsidiaries

                           December 31, 1998 and 1997




NOTE K - LINES OF BUSINESS

    The Company's business consists of two principal activities: (a) mortgage banking operations and (b) non-mortgage banking operations. The following table sets forth certain 1998 information concerning these activities:



                                                  Mortgage            Non-mortgage
                                                   banking              banking             Corporate        Consolidated
                                                 operations           operations            operations         operations
                                                -------------         ------------        -------------      -------------

    Revenues                                    $     84,000          $   180,000         $      20,000      $    284,000
      Operating expenses
        Compensation and employee
           benefits                                  140,000              139,000               614,000           893,000
        Professional fees                              2,000                2,000               257,000           261,000
        Occupancy                                     21,000                7,000                23,000            51,000
      Other operating expenses                        69,000              185,000                82,000           336,000
                                                 -----------           ----------          ------------       -----------
                                                     232,000              333,000               976,000         1,541,000
    Operating loss                                  (148,000)            (153,000)             (956,000)       (1,257,000)
      Income (expense)
        Depreciation/amortization                     (1,000)             (25,000)              (30,000)          (56,000)
        Interest expense                                 -                    -                 (34,000)          (34,000)
        Other income (expense)                       (11,000)            (121,000)               16,000          (116,000)
                                                 -----------           ----------          ------------       -----------
            Net (loss)                           $  (160,000)         $  (299,000)          $(1,004,000)      $(1,463,000)
                                                 ===========           ==========            ==========       ===========


In managing its business, the Company does not allocate corporate expenses to its various activities.

NOTE L - SUBSEQUENT EVENTS

    1.  Sale of Premiere Chemical
        -------------------------
    On January 1, 1999, the Company sold its investment in Premiere Chemical to a family member of one of its officers in exchange for purchaser's assumption of substantially all of Premiere Chemical's net liabilities; the transaction resulted in a gain of approximately $38,000.


                                   (Continued)

             First Chesapeake Financial Corporation and Subsidiaries

                           December 31, 1998 and 1997




NOTE L - SUBSEQUENT EVENTS - Continued

    2.  Acquisition
        -----------
    On February 9, 1999, the Company acquired substantially all of the assets of Mortgage Concepts, Inc., an entity engaged in retail real estate financing activities, for $4,100,000, subject to reduction if certain financial benchmarks, as outlined in the Asset Purchase Agreement (the Agreement), are not attained by Mortgage Concepts, Inc. The $4,100,000 purchase price consists of $3,612,500 of cash and $487,500 of Company common stock, payable over a period of time specified in the Agreement. The acquisition will be accounted for under the purchase method of accounting. Had this transaction occurred on January 1, 1997, unaudited pro forma operating results would have been as follows:

                                                    1998             1997
                                               --------------   --------------

      Net loss                                 $ (1,121,037)     $  (999,613)
                                               ==============   ==============

      Loss per share                           $      (0.19)     $     (0.19)
                                               ==============   ===============

    The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated at that time.

    3.  Financing
        ---------
    On February 5, 1999, the Company borrowed $1,500,000 from a bank; $1,200,000 of such borrowings was used in conjunction with the aforementioned acquisition. The loan, guaranteed by certain officers of the Company and other individuals, bears interest at 9.75% and matures February 5, 2000. Under the terms of the loan agreement, the Company is required to sell to the bank at least $1,000,000 of nonconforming mortgages originated by the Company monthly; in the event of failure to do so, the Company is subject to an additional interest charge of 1% on the amount, based on the bank's wholesale pricing structure of loans sold under $1,000,000.

    In connection with this financing, the Company entered into loan guaranty agreements with the individuals guaranteeing the loan, whereby such individuals received shares and options of the Company's common stock as compensation for their guarantees.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The names, positions, ages and backgrounds of the directors and executive officers of the Company at December 31, 1998 are set forth below.

Name                                Age     Position
Mark Mendelson                      42      Chairman of the Board of Directors and Chief Executive Officer.  Mr.
                                            Mendelson has been a Director of the Company since August 1996.
                                            Since 1984, Mr. Mendelson has served as Chairman and Chief Executive
                                            Officer of Hampton Real Estate Group, Inc., a diversified
                                            professional real estate brokerage, development, and management firm specializing in commercial and residential properties throughout the
                                            United States.   Mr. Mendelson is a former director and past chairman
                                            of the Audit Committee of Equimark Bank Corporation (currently known as Integra) and sits on the boards of a variety of civic and philanthropic institutions.

Richard N. Chajekian, Jr.           37      Director and President.  Mr. Chakejian is experienced in the food, laundry products and chemical industries.  Mr. Chakejian has an extensive background in field management, sales, marketing and research.

Matthew Coppolino                   70      Director.  Mr. Coppolino is the senior Judge in the Municipal Court of the City of Philadelphia

Mark Glatz                          37      Director and Chief Financial Officer.  Mr. Glatz  is experienced in finance,  banking,  and  a  wide  array  of  industries,  and  holds  a degree in accounting and an MBA in financial management.

James Greenfield                    48      Director and Secretary.  Mr.  Greenfield  is an attorney  with experience
                                            in  private   practice,   emphasizing   municipal   law,   real  estate
                                            matters,  and complex commercial  litigation and arbitration.

John Papandon                       37      Director.   Mr.   Papandon  is  an  attorney   and   Certified   Public
                                            Accountant with a Masters degree in taxation with 15 years experience in the accounting industry.

         Richard Chakejian, Sr., the father of the President, is manager and sole employee of Premiere Chemical Products, and was the purchaser of the stock of this subsidiary upon its divestiture as of January 1, 1999. Mr. Chakejian, Sr. formerly owned and operated businesses engaged in several aspects of laundering, dry cleaning, and institutional linen services, and was responsible for product introduction, sales, marketing and general management of the wholly-owned subsidiary prior to divestiture of the business.

         There are no other family relationships among any of the Directors or executive officers of the Company or its subsidiaries.

         Directors are elected at each annual meeting of stockholders and serve until the next annual meeting. The bylaws of the Company require a minimum of seven Directors. Executive officers are elected annually at a meeting of the Board of Directors and, subject to individual contractual arrangements, serve at the pleasure of the Board of Directors.

         To date, there have been no events under the bankruptcy act, criminal proceedings, and orders, judgments, decrees, injunctions or findings of any court or federal or state authority material to the evaluation of the ability and integrity of any Director or executive officer of the Company.


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

         Based solely on the Company's review of the copies of such forms it has received, the Company believes that all its officers, directors and greater than ten percent (10%) beneficial owners complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended December 31, 1998; however, certain filings of forms 3, 4, and/or 5 for Messrs. Chakejian, Mendelson and Papandon which were due in 1999 have yet to be filed.

ITEM 10.          EXECUTIVE COMPENSATION

Compensation of Directors

         Directors who are not executive officers of the Company ("Outside Directors"), namely Messrs. Coppolino, Greenfield and Papandon, are entitled to receive compensation of $2,000 per calendar quarter served. As of July 9, 1998, each of the three Outside Directors was awarded stock options to purchase 10,000 shares at $0.60 per share expiring July 9, 2003.


Compensation of Executive Officers

         The following table sets forth, for the three years ended December 31, 1998, certain information as to the total remuneration paid to each of the Company's executive officers whose total annual salary and bonus exceeded $100,000 for services in all capacities:

                          SUMMARY COMPENSATION SCHEDULE

                                                             Annual Compensation       Other      All Other
         Name                                               Salary          Other      Reimb.   Compensation
         Principal Position (F1)                 Year       (F2)            (F3)        (F4)        (F5)
         -----------------------                 ----       ------          -----      ------   -------------
         Mark Mendelson                          1998       $ 75,000      $100,000    $ 9,000     $ 12,000
         Chairman and CEO                        1997       $      0      $      0    $     0     $      0
                                                 1996       $      0      $      0    $     0     $      0

         Richard N. Chakejian, Jr.               1998       $ 50,000      $100,000    $ 9,000     $ 12,000
         President                               1997       $      0      $      0    $     0     $125,000
                                                 1996       $      0      $      0    $     0     $      0

         Mark E. Glatz                           1998       $ 50,000      $ 50,000    $ 9,000     $ 12,000
         Chief Financial Officer                 1997       $      0      $      0    $     0     $      0
                                                 1996       $      0      $      0    $     0     $      0

(F1) No other executive officer had compensation whose salary and bonus exceeded $100,000.
(F2) All 1998 salaries to the three executive officers, Messrs. Mendelson, Chakejian, Jr. and Glatz, have been deferred.
(F3) Includes amounts converted to subordinated debentures in 1998.
(F4) Includes perquisites, including automobile and incidental expense allowance.
(F5) Includes premiums paid or reimbursed for health, disability and life (where the spouse is the beneficiary) insurance.

Employment Agreements

         There are no employment agreements with the above-named executive officers.

Stock Option Plans

         In May 1992, the Board of Directors adopted an Incentive Stock Option Plan (the "1992 Plan"). Pursuant to the 1992 Plan, 500,000 shares of the Company's common stock were made available for awards. The 1992 Plan allows for Incentive Stock Options intended to qualify as Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986, and for Nonqualified Stock Options not intended to qualify as Incentive Stock Options. Incentive Stock Options may be granted only to employees of the Company. Non-qualified Stock Options may be granted to employees as well as non-employee directors and consultants to the Company. Exercise prices under the Plan must be at fair market value per share at date of grant or, in the case of Incentive Stock Options granted to employees who own more than 10% of the voting power of all classes of stock of the Company, at 110% of the fair market value per share at date of grant.

         No 1992 Plan options have been exercised as of December 31, 1998. Through June 30, 1999, options to purchase 150,000 shares were exercised by holders, and the remaining 50,000 shares were outstanding at that date.

         In July 1998, the Board of Directors adopted a Non-Qualified Stock Option Plan (the "1998 Plan"). Pursuant to the 1998 Plan, 1,000,000 shares of the Company's common stock were made available for awards. The 1998 Plan allows for Nonqualified Stock Options not intended to qualify as Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986. Non-qualified Stock Options may be granted to employees as well as non-employee directors and consultants to the Company. Exercise prices under the Plan must be at fair market value per share at date of grant.

         In July 1998, the Executive Compensation Committee awarded 500,000 option shares to three executive officers of the Company.

         In July 1998, the Board of Directors awarded 30,000 option shares to three outside directors of the Company.

         No 1998 Plan options have been exercised as of December 31, 1998.

         In 1998, the Company issued $635,000 of convertible subordinated debentures. Up to 20% of the subordinated debenture notes are convertible, at any time at option of the holder, into the Company's common stock at a price of $2.00 per share (for a total of 63,500 option shares of common stock). The $635,000 includes $350,000 of subordinated debentures issued to certain officers of the Company in exchange for a similar reduction in amounts due officers.

         No subordinated debenture options have been exercised as of December 31, 1998.

         Option activity under the above plans is summarized following:

                                                                         December 31,
                                                       -----------------------------------------------------
                                                        1998                  1997                  1996
                                                        ----                  ----                  ----
         Outstanding options at
              beginning of year                        200,000              460,000               460,000
         1992 Plan options granted                         -0-                  -0-                50,000
         1998 Plan options granted                     530,000                  -0-                   -0-
         Subordinated debenture options granted         63,500                  -0-                   -0-
         1992 Plan options canceled                        -0-             (260,000)              (50,000)
                                                     ---------             ---------             --------

         Outstanding options at
              end of year                              793,500              200,000               460,000
                                                     =========             ========              ========
         Exercise prices
              Low                                    $     .25             $    .25              $    .25
              High                                        2.00                  .50                  2.50

         Latest expiration date                   July 9, 2003           May 1, 2001           May 1, 2001

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                              Number of
                                             Securities          % of Total
                                             Underlying     Options/SARs to      Exercise or          Latest
                                           Options/SARs        Employees in       Base Price      Expiration
                                                Granted         Fiscal Year        ($/share)            Date
                                           ------------     ---------------      -----------      ----------
         Mark Mendelson                         300,000               50.5%            $0.60    July 9, 2003
                                                 20,000                3.4%            $2.00    July 9, 2001
         Richard Chakejian, Jr.                 100,000               16.8%            $0.60    July 9, 2003
                                                 10,000                1.7%            $2.00    July 9, 2001
         Mark E. Glatz                          100,000               16.8%            $0.60    July 9, 2003
                                                  5,000                0.8%            $2.00    July 9, 2001

         The following table presents information concerning each exercise of stock options during the fiscal year ended December 31, 1998 by each of the named executive officers and the value of unexercised options at December 31, 1998:

                                                                       Number of Shares        Value of
                                                                       Underlying              Unexercised
                                    Shares                             Unexercised             In-the-Money
                                    Acquired                           Options at FY-End       Options at FY-End
                                    on                 Value           Exercisable/            Exercisable/
Name                                Exercise           Realized        Unexercisable           Unexercisable
----                                --------           --------        -----------------       -----------------
Mark Mendelson                          0                  0             420,000/-0-            $267,500/-0-
Richard N. Chakejian, Jr.               0                  0             110,000/-0-            $ 58,750/-0-
Mark E. Glatz                           0                  0             105,000/-0-            $ 58,750/-0-

         Subsequently, in 1999, the Company issued 100,000 option shares at an exercise price of $2.00 per share and 100,000 option shares at an exercise price of $5.00 per share as partial compensation to seven individuals, including three executive officers, one subsidiary officer, two Outside Directors of the Company and one unaffiliated individual, for personally guaranteeing a $1,500,000 bank loan to the Company.

         In 1999, the Company agreed to issue 10,000 option shares and 5,000 option shares, respectively, to two managers as signing bonuses under multi-year employment agreements. These option shares will bear an exercise price of $1.375 with vesting over three years and expiring after five years.

         In 1999, the Company also entered into an employment agreement with a manager which includes incentive compensation of 5,000 option shares per quarter subject to exceeding quarterly performance targets, plus an additional 5,000 option shares per year subject to exceeding annual performance targets, for a maximum grant of 100,000 options over a four year period. These option shares will also bear an exercise price of 10% above the closing price at each quarter-end date and will vest over three years and expire after five years.

         In 1999, the Company agreed to issue a total of 16,000 option shares to fourteen key mortgage banking operation managers and employees of its Collateral One and First Chesapeake Funding subsidiaries. These option shares will also bear an exercise price of $1.50 per share and will vest over three years and expire after five years.

Stock Appreciation Rights and Long Term Incentive Plans

         The Company did not grant (nor has it ever granted) any stock appreciation rights or long-term incentives to any of the executive officers named in the preceding table during the fiscal year ended December 31, 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of December 31, 1998 by i) each person known by the Company to own beneficially 5% of such stock, ii) each Director of the Company, iii) each executive officer of the Company, and iv) all Directors and executive officers of the Company as a group. Except as listed below, the address for each of the listed individuals is: 12 E. Oregon Avenue, Philadelphia, Pennsylvania 19148.

                                                                     Number of Shares              Percent
Name of Beneficial Owner (F1)                                       Beneficially Owned             of Total
-----------------------------                                       ------------------             --------
Mark Mendelson (F2),(F3), (F5), (F9)..........................           2,941,000                   48.7%
John E. Dell (F3)  ...........................................             450,000                    7.5%
     c/o Gallagher Broidy & Butler, Attn: Thomas P. Gallagher
     212 Carnegie Center, Suite 402, Princeton, NJ  08540
Richard N. Chakejian, Jr. (F6), (F10).........................             801,500                   13.3%
Mark E. Glatz (F4), (F7), (F10)...............................             605,000                   10.0%
Les Salzman...................................................             275,000                    4.6%
Matthew Coppolino (F8)........................................              10,000                    0.2%
James Greenfield (F8).........................................              10,000                    0.2%
John Papandon (F8)............................................              10,000                    0.2%
------------------                                                          ------                    ----
All Directors and officers as a group (seven persons).........           4,652,500                   77.0%

(F1) Unless otherwise indicated, each person has sole voting and investment powers with respect to the shares specified opposite his or her name.
(F2) Includes option to purchase 100,000 shares of common stock at $0.275 per share; these options were exercised in the first quarter of 1999.
(F3) Consists of 450,000 shares of common stock owned by Mr. Dell which is subject to an irrevocable voting trust which is voted by Mr. Mendelson.
(F4) Consists of 500,000 shares of common stock privately purchased by Mr. Glatz and to be re-allocated among certain executive officers of the Company.
(F5) Includes options to purchase 20,000 shares under the conversion rights associated with subordinated debenture subscriptions.
(F6) Includes options to purchase 10,000 shares under the conversion rights associated with subordinated debenture subscriptions.
(F7) Includes options to purchase 5,000 shares under the conversion rights associated with subordinated debenture subscriptions.
(F8) Includes options to purchase 10,000 shares under the Outside Director Options of the 1998 Plan
(F9) Includes options to purchase 300,000 shares under the Management Options of the 1998 Plan
(F10) Includes options to purchase 100,000 shares under the Management Options of the 1998 Plan

         Subsequently, in 1999, the Company issued 200,000 shares of common stock as partial compensation to certain individuals, including six officers and Directors of the Company and one outsider, for personally guaranteeing a $1,500,000 bank loan to the Company (see Item 12 below).

         Subsequently, in 1999, the Company issued 50,000 shares of common stock to James Greenfield and 50,000 shares of common stock to John Papandon, both Directors of the Company, for prior services rendered in lieu of cash payments.

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

         In January 1999, the Company issued 200,000 shares of common stock, options to purchase 100,000 shares at $2.00 per share, and options to purchase 100,000 shares at $5.00 per share as compensation to certain individuals for personally guaranteeing a $1,500,000 bank loan to the Company. The guarantors included the three executive officers of the Company and two Outside Directors of the Company, as well as Lester W. Salzman, President of First Chesapeake Funding, a wholly-owned subsidiary of the Company, as follows:

                                               Number of     Number of Option      Number of Option
                                                  Shares      Shares at $2.00       Shares at $5.00
                                                  Issued               Issued                Issued
                                                  ------               ------                ------
        Mark Mendelson                            50,000               25,000                25,000
        Richard N. Chakejian, Jr.                 20,000               10,000                10,000
        Mark E. Glatz                             20,000               10,000                10,000
        John Papandon                             20,000               10,000                10,000
        James Greenfield                          20,000               10,000                10,000
        Lester W. Salzman                         20,000               10,000                10,000
        (Unrelated party)                         50,000               25,000                25,000
        -----------------                         ------               ------                ------
        Totals                                   200,000              100,000               100,000

         In January 1999, the Company issued 50,000 shares of common stock to James Greenfield and 50,000 shares of common stock to John Papandon, both Directors of the Company, for prior services rendered in lieu of cash payments.

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

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      (3) List of Exhibits Required by Item 601 Of Regulation S-B

         Exhibit #
             1.1           Revised Form of Underwriting Agreement between the Company and Hibbard Brown &
                           Company, Inc. (1)
             3.1           Restated Articles of Incorporation of the Company. (1)
             3.2           By-laws of the Company. (1)
             3.3           Form of Stock Certificate. (1)
             9.1           Irrevocable Voting Proxy dated March 9, 1994 between John E. Dell and Max E. Gray (2)
             9.2           Appointment of Mark Mendelson as of January 1, 1998 as holder of Irrevocable Voting Proxy dated March 9, 1994 between John E. Dell and Max E. Gray.
            10.1           1992 Stock Option Plan. (1)
            10.2           Agreement between the Company and Lester W. Salzman dated June 5, 1998.
            10.3           Share Purchase Agreement dated as of January 1, 1999 between the Company and Richard N. Chakejian, Sr.
            10.4           Warehouse Loan Agreement dated March 1999 between the Company and Priority Bancorp, Inc.
            10.5           Participation Agreement dated May 25, 1999 between the Company and Sterling Bank and Trust.

            21
                    (a) National Archives, Inc., incorporated in the state of Pennsylvania (60%)
                    (b) Premiere Quality Foods, Inc., incorporated in the state of Virginia (100%)
                    (c) Premiere Chemicals, Inc., incorporated in the state of Virginia (100%)
                    (d) First Chesapeake Funding Corporation, incorporated in the state of Virginia (100%)
                    (e) First Chesapeake Acquisition Corporation, incorporated in the state of Virginia (100%)
                    (f) Collateral One Mortgage Corporation, incorporated in the state of Virginia (100%)

            27             Financial Data Schedule (electronic filing only).

         ---------------------------

         (1) Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-1, Registration No. 33-59726, filed by the Company with the Securities and Exchange Commission (the "Commission") on March 18, 1993, and Amendments Nos. 1, 2, 3 and 4 thereto filed with the Commission on May 19, June 25, July 8 and July 15, 1993, respectively.
         (2) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993 filed with the Commission on March 31, 1994.


(b)      Reports on Form 8-K.

         In a report on Form 8-K dated October 7, 1998 the Company announced the signing of a letter of intent to purchase an established wholesale lending platform that specializes in conventional (conforming) loans.

         In a report on Form 8-K dated December 21, 1998 the Company announced it reached final agreement to acquire FMB Mortgage of Daytona Beach, Florida. The firm specializes in wholesale conventional and government lending. (In 1999, the Company decided not to conclude this acquisition, and is currently involved in negotiations with the party to terminate the agreement.)

         In a report on Form 8-K dated February 11, 1999 the Company announced the acquisition of an undisclosed Eastern U.S. mortgage banking firm with retail mortgage origination operations in five states, Kentucky, Indiana, Missouri, North Carolina and Tennessee. The identity of the firm will be disclosed upon obtaining final regulatory approval.

         In a report on Form 8-K dated April 14, 1999 the Company announced a definitive option agreement to purchase a substantial block of common stock held by a former Director of the Company. Hampton Financial Services, Inc., an entity controlled by Mark Mendelson, Chairman of the Board of Directors and Chief Executive Officer, or its designee has entered into a definitive option agreement to purchase 450,000 shares of common stock from John E. Dell. These shares represent over 6% of the Company's fully diluted common stock. Mr. Dell was a Director of First Chesapeake in 1992 at which time he purchased 1,000,000 shares of the Company's common stock with attached warrants (since expired). In 1994, Mr. Dell entered into a liquidating trust agreement whereby he sold 550,000 shares of common stock and granted an irrevocable proxy to vote his remaining 450,000 shares to Max E. Gray, the former President of the Company. This liquidating trust was established to, among other things, expedite the approval of the Company's licensing application under the Virginia Mortgage Lender and Broker Act. Effective January 1, 1998, following Mr. Gray's resignation from the Company, the Board of Directors appointed Mark Mendelson to replace Mr. Gray as holder of the proxy. This block of stock represents the last remaining shares held by former management and/or Directors of the Company. First Chesapeake was formed in 1992 and closed in 1997 following several years of unprofitable operations. (This option was not exercised and expired in June 1999.)

         In a report on Form 8-K dated May 11, 1999 the Company announced the completion of the acquisition of Mortgage Concepts, Inc. of Louisville, KY. Mortgage Concepts, Inc., which now conducts business under the name Collateral One Mortgage, is a mortgage banking firm with retail mortgage origination operations in five states including Kentucky, Indiana, Missouri, North Carolina and Tennessee. Applications are also pending for approval to originate loans in Ohio, Georgia, Kansas, Pennsylvania and New Jersey. Upon completion of these approvals, First Chesapeake and its holdings will have mortgage origination operations in a total of 11 states.

         In a report on Form 8-K dated June 8, 1999 the Company announced a change in accountant from BDO Seidman, LLP to Grant Thornton LLP as of that date. The reports of BDO Seidman, LLP on the financial statements for the fiscal years ended December 31, 1996 and 1997 contained no adverse opinion or disclaimer of opinion and were not qualified or modifies as to uncertainty, audit scope or accounting principle, except that their report for the fiscal year ended December 31, 1997 contained an explanatory paragraph regarding the substantial doubt about the Company's ability to continue as a going concern. The Company's Audit Committee recommended and approved the decision to change independent accountants. In connection with its audits for the two most recent fiscal years and through June 8, 1999, there have been no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO Seidman, LLP, would have caused them to make reference thereto in their report on the financial statements for such years. BDO Seidman, LLP has furnished a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 24, 1999           First Chesapeake Financial Corporation,
                                  a Virginia corporation


                                  By:  /s/ Mark Mendelson
                                     --------------------------------------
                                     Mark Mendelson, Chairman and Chief
                                     Executive Officer


                                  By: /s/ Richard N. Chakejian, Jr.
                                      --------------------------------------
                                     Richard N. Chakejian, Jr. Director and
                                     President


                                  By: /s/ Mark E. Glatz
                                     ---------------------------------------
                                     Mark E. Glatz, Director and Chief Financial
                                     Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                       Name and Title                              Signature
----                       --------------                              ---------
August 24, 1999            Mark Mendelson, Chairman and                /s/ Mark Mendelson
                                                                       ------------------
                           Chief Executive Officer                     Mark Mendelson


August 24, 1999            Richard N. Chakejian, Jr.,                  /s/ Richard N. Chakejian. Jr.
                                                                       -----------------------------
                           Director and President                      Richard N. Chakejian, Jr.


August 24, 1999            Mark E. Glatz                               /s/ Mark E. Glatz
                                                                       -----------------
                           Director and Chief Financial Officer        Mark E. Glatz


August 24, 1999            Matthew Coppolino                           /s/ Matthew Coppolino
                                                                       ---------------------
                           Director                                    Matthew Coppolino


August 24, 1999            James Greenfield                            /s/ James Greenfield
                                                                       --------------------
                           Director and Secretary                      James Greenfield


August 24, 1999            John Papandon                               /s/ John Papandon
                                                                       -----------------
                           Director                                    John Papandon