Form 10QSB
period 1999-03-31
FIRST CHESAPEAKE FINANCIAL CORP
filed 1999-08-24
CIK 899164

Form 10-QSB for FIRST CHESAPEAKE FINANCIAL CORP filed on August 24, 1999

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares of common stock of registrant outstanding as of June 30, 1999 was 6,345,000 shares.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                            March 31,                  December 31,
                                                              1999                         1998
Assets                                                     (Unaudited)
Cash and cash equivalents                                $    414,414                 $        969
Note and accounts receivable                                  290,607                       38,119
Furniture and equipment, net                                  118,164                       53,943
Capitalized financing costs                                   187,000                            -
Goodwill & related                                          3,904,933                            -
Other assets                                                   26,937                        6,210
                                                         ------------                 ------------
Total Assets                                             $  4,942,055                 $     99,241

Liabilities and Stockholders' Equity (Deficiency)

Liabilities
Note payable - bank                                      $  1,500,000                 $          -
Note payable - other                                        2,900,000                            -
Accounts payable                                              563,928                      359,429
Accrued expenses                                              243,256                       51,470
Due to officers                                               297,360                      259,860
Subordinated junior debentures                                635,000                      635,000
Liabilities of discontinued operations                              -                       38,441
                                                         ------------                 ------------
Total Liabilities                                        $  6,139,544                 $  1,344,200

Commitments and Contingencies

Stockholders' Equity (Deficiency)

Convertible preferred stock; no par value;
    $1 stated value per share; 5,000,000
     shares authorized; no shares issued                            -                                   -
Common stock; no par value; 20,000,000
    shares authorized; 6,325,000 and
    5,775,000 shares issued and outstanding                11,203,625                   10,956,125
Deficit                                                   (12,401,113)                 (12,201,084)
                                                         ------------                 ------------
Total Stockholders' Equity (Deficiency)                  $ (1,197,489)                $ (1,244,959)

Total Liabilities and Stockholders' Equity (Deficiency)  $  4,942,055                 $     99,241

See accompanying notes to consolidated financial statements.

             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                 1999                      1998
                                                                 ----                      ----
REVENUES
Sales                                                         $  776,479                $   26,888
Interest income                                                    1,483                       556
Other                                                                  -                    16,054
                                                              ----------                ----------

Total revenues                                                $  777,962                $   43,498

OPERATING EXPENSES
Compensation and employee benefits                            $  590,050                $  140,519
Professional fees                                                 12,076                    33,155
Occupancy                                                         43,111                     2,076
Depreciation and other amortization                               47,297                    19,201
Other operating expenses                                         285,457                    34,392
                                                              ----------                ----------

Total operating expenses                                      $  977,991                $  229,323
                                                              ----------                ----------

NET INCOME/(LOSS)                                             $ (200,029)               $ (185,825)
                                                              ==========                ==========

BASIC AND DILUTED INCOME/
(LOSS) PER SHARE                                              $    (0.03)               $    (0.03)
                                                              ==========                ==========

See accompanying notes to consolidated financial statements.

             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                       1999                           1998
                                                                       ----                           ----
OPERATING ACTIVITIES
Net loss                                                           $  (200,029)                 $(185,825)
Adjustments:
    Depreciation                                                        11,329                     19,201
    Amortization of goodwill and capitalized financing costs            68,968                          -
    (Increase) decrease in receivables                                (205,771)                    16,746
    Increase in inventory                                                    -                   (113,556)
    Decrease in other assets                                             2,544                          -
    Increase in trade accounts payable                                 204,499                     23,293
    Accrued expenses, net                                              191,786                      3,408
    Decrease in liabilities of discontinued subsidiaries               (38,441)                         -

Net cash provided (absorbed) by operating activities                    34,885                   (236,733)
                                                                   -----------                  ---------

INVESTING ACTIVITIES
Purchase of fixed assets                                                  (550)                         -
Cash used in acquisition, net                                       (1,185,889)                         -

Net cash absorbed by investing activities                           (1,186,439)                         -
                                                                   -----------                  ---------

FINANCING ACTIVITIES
Proceeds of note payable - bank                                      1,500,000
Repayment of related party loans                                             -                     94,240
Increase in amounts due officers                                        37,500                    132,186
Increase in common stock                                                27,499                          -

Net cash provided by financing activities                            1,564,999                    226,426
                                                                   -----------                  ---------

NET INCREASE (DECREASE) IN CASH
         AND CASH EQUIVALENTS                                          413,445                    (10,307)

Cash and cash equivalents at beginning of period                   $       969                  $  12,845
                                                                   -----------                  ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $   414,414                  $   2,538
                                                                   ===========                  =========

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash payments of interest expense                                  $    41,829                          -

See accompanying notes to consolidated financial statements.

                     FIRST CHESAPEAKE FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



1.  Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.


2.  Sale of Premiere Chemical

On January 1, 1999, the Company sold its investment in Premiere Chemical to a family member of one of its officers in exchange for purchaser's assumption of substantially all of Premiere Chemical's net liabilities; the transaction resulted in a gain of $38,441 during the first quarter of 1999.


3.  Acquisition

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


4.  Financing

On February 5, 1999, the Company borrowed $1,500,000 from a bank; $1,200,000 of such borrowings was used in conjunction with the aforementioned acquisition. The loan, guaranteed by certain officers of the Company and other individuals, bears interest at 9.75% and matures February 5, 2000. Under the terms of the loan agreement, the Company is required to sell to the bank at least $1,000,000 of nonconforming mortgages, based on the bank's wholesale pricing structure, originated by the Company monthly; in the event of failure to do so, the Company is subject to an additional interest charge of 1% on the amount of loans sold under $1,000,000.

In connection with this financing, the Company entered into loan guaranty agreements with the individuals guaranteeing the loan, whereby such individuals received shares and options of the Company's common stock as compensation for their guarantees.

5.  Supplemental Information

The Company's business consists of two principal activities (a) mortgage banking operations and (b) non-mortgage banking operations. The following table sets forth certain unaudited information concerning these activities:


Three Months Ended March 31, 1999

Operations by Segment                        Mortgage      Non-Mortgage
(Unaudited)                                   Banking           Banking        Corporate     Consolidated
                                           Operations        Operations       Operations       Operations
Revenues:                                   $ 736,000          $ 40,000       $    2,000       $  778,000

Operating Expenses:
       Compensation and
             Employee Benefits                474,000            24,000           92,000          590,000
       Professional Fees                       11,000               -0-            1,000           12,000
       Occupancy                               42,000               -0-            1,000           43,000
       Other Operating Expenses               196,000            19,000           44,000          259,000
       ------------------------             ---------          --------       ----------       ----------
                                              723,000            43,000          138,000          904,000

Operating Profit/(Loss)                        13,000            (3,000)        (137,000)        (126,000)

Other Expenses:
       Depreciation/Amortization                2,000             5,000           40,000           47,000
       Interest/Financing Expense                 -0-               -0-           75,000           75,000
       Other Expenses                             -0-               -0-          (48,000)         (48,000)
       --------------                       ---------          --------       ----------       ----------
                                                2,000             5,000           68,000           74,000

Net Profit/Loss                                11,000            (8,000)        (203,000)        (200,000)

In managing its business, the Company does not allocate corporate expenses to its various activities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition

Assets of the Company increased from $99,000 at December 31, 1998 to $4,942,000 at March 31, 1999, an increase of $4,843,000. This increase was primarily due to the acquisition of the assets of Mortgage Concepts, Inc. (as further detailed in Note 3 of the financial statements).

Liabilities increased from $1,344,000 at December 31, 1998 to $6,140,000 at March 31, 1999 primarily through the assumption of bank and other debt associated with the Mortgage Concepts acquisition. Accounts payable and accruals also increased by $396,000 during the first quarter of 1999. Net worth after the loss of $200,000 during the period is -$1,197,000 (negative $1,197,000). At March 31, 1999, the Company had liquid assets of $705,000 and current liabilities of $3,257,000, including a bank loan of $1,500,000 maturing in February 2000 and a payment due the sellers of Mortgage Concepts, Inc. of $950,000 due in October 1999.

Results of Operations

Current Period Performance and Earnings Outlook

The Company incurred a loss of $200,000 for the three months ended March 31, 1999 as compared to a loss of $186,000 for the same period in 1998. This increase in the amount of loss is a result of a modest profit in the mortgage banking segment being more than offset by higher costs of corporate operations, including approximately $75,000 of interest expense and financing costs and $36,000 of amortization of goodwill associated with the aforementioned acquisition. Results for the quarter benefited from a $38,000 gain upon the sale of Premiere Chemicals in January 1999.

As discussed more fully in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, the Company is implementing its strategic plan of developing a retail and wholesale mortgage banking operation through acquisition and internal growth as a step toward developing a vertically integrated financial services company that can provide mortgage origination, homeowner's insurance, title insurance and home warranties, among other financial services, consumer direct, wholesale and through the Internet. The Company has acquired substantially all of the assets of a retail real estate financing entity (Note 3 of the accompanying financial statements) and continues to expand its mortgage banking operations, and is pursuing other potential business opportunities consistent with its strategic plan. However, there are no assurances that the Company will be able to successfully implement all aspects of its strategic plan.

Comparison of Three Months Ended March 31, 1999 to Three Months Ended March 31, 1998

Revenues. Total revenues for the three months ended March 31, 1999 amounted to $778,000 as compared with $43,000 for the same period in 1998, representing the re-establishment of mortgage banking operations within the Company including operations of the Mortgage Concepts, Inc. acquisition from February 10, 1999 to March 31, 1999.

Expenses. Total expenses for the three months ended March 31, 1999 amounted to $978,000 as compared to $229,000 for the same period in 1998. This increase is attributable to the increased activity in the new mortgage banking operations ($725,000 of expenses, including compensation equal to 65% of the total) including activity of the Mortgage Concepts, Inc. acquisition from February 10, 1999 to March 31, 1999.

Operating Results by Segment

For the three months ended March 31, 1999, the Company's mortgage banking operations, which consist of First Chesapeake Funding Corporation and Collateral One Mortgage Corporation (for the period from the February 9, 1999 acquisition date until quarter end), reported revenues of $736,000 resulting in a profit of $11,000. Expenses were comprised primarily of compensation ($474,000) which includes commissions paid to loan officers during the period.

The non-mortgage banking operations consist of the 60% subsidiary, National Archives, Inc., which reported a loss of $8,000 on revenues of $40,000 for the period. All other non-mortgage banking operations have been closed or sold as of March 31, 1999.

Corporate operations consisted of expenses of $252,000 offset by a $38,000 gain on the sale of the Premiere Chemicals subsidiary. Expenses included compensation of $92,000, interest and financing expenses of $75,000, and depreciation/amortization of $40,000 (including $36,000 of amortization of goodwill associated with the Mortgage Concepts, Inc. acquisition). Overall, the nominal profits from the mortgage banking operations were offset by corporate operation costs, resulting in the $200,000 loss for the three month period ended March 31, 1999.

Liquidity and Capital Resources

The Company's primary liquidity requirements have been the establishment, funding and expansion of its mortgage banking operations, including the February 1999 acquisition of Mortgage Concepts, Inc.

The Company borrowed $1,500,000 from a bank in the first quarter of 1999 secured by the personal guarantees of several officers and directors of the Company and one outside investor to partially finance the Collateral One acquisition and for working capital needs (as further discussed in Note 4 of the accompanying financial statements). The Company is seeking additional capital infusion to fund its mortgage banking acquisitions and expansion. While the Company believes it can attract the necessary capital to provide the liquidity necessary to pursue new business opportunities, no assurance can be given that it will in fact be able to do so.

The Company funds its mortgage banking activities in large part through warehouse lines of credit, and its ability to continue to originate and wholesale residential mortgages is dependent upon continued access to capital on acceptable terms. Borrowings under these lines are repaid with the proceeds received by the Company from the sale of the loans to institutional investors. The Company's committed warehouse lines at March 31, 1999 allowed the Company to borrow up to $10 million; subsequently in 1999 borrowing availability has increased to $26 million. The warehouse lines expire within the next twelve months, but are generally renewable, however, no assurances are given that the Company can renew its warehouse lines or that such renewals can be made on equal or more favorable terms to the Company. The Company sells its originated and purchased loans, including all servicing rights, for cash to institutional investors, usually on a non-recourse basis, with proceeds applied to reduce corresponding warehouse line outstandings.

Cash and cash equivalents at March 31, 1999 amounted to $414,000 as compared to $1,000 at December 31, 1998, or an increase of $413,000.

During the first three months of 1999, the Company's operating activities provided $184,000 as compared to utilizing $253,000 in the same period in 1998. The cash provided from operating activities in the first quarter of 1999 resulted from the Company's net loss for the period more than offset by increases in accounts payable and accruals. The cash utilized in the same period in 1998 resulted from losses in that period and investment in inventory for non-mortgage banking operations (since closed and/or sold).

Investing activities, namely the acquisition of Mortgage Concepts, Inc., utilized $4,016,000 in the first quarter of 1999. The Company's investing activities were negligible in the comparable period of 1998.

Financing activities provided $4,245,000 of capital in the first three months of 1999 including the aforementioned $1,500,000 bank loan (Note 4 of the financial statements) and $2,900,000 note payable to the sellers of the acquired company. Other than the ongoing deferral of salaries by the executive officers of the Company, financing activities were minimal in the same period of 1998.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         In a report on Form 8-K dated February 11, 1999 the Company announced the acquisition of an undisclosed Eastern U.S. mortgage banking firm with retail mortgage origination operations in five states, Kentucky, Indiana, Missouri, North Carolina and Tennessee. The firm was subsequently identified as Mortgage Concepts, Inc. in the Form 8-K dated May 11, 1999 (see below).

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

                                   FIRST CHESAPEAKE FINANCIAL CORPORATION
                                   Registrant

Date: August 24, 1999              By: /s/ Mark Mendelson
                                   ----------------------------------------
                                   Mark Mendelson, Chief Executive Officer

                                   By: /s/ Richard N. Chakejian, Jr.
                                   ----------------------------------------
                                   Richard N. Chakejian, Jr., President

                                   By: /s/ Mark E. Glatz
                                   -----------------------------------------
                                   Mark E. Glatz, Chief Financial Officer