Form 10QSB
period 1999-06-30
FIRST CHESAPEAKE FINANCIAL CORP
filed 1999-09-07
CIK 899164

Form 10-QSB for FIRST CHESAPEAKE FINANCIAL CORP filed on September 7, 1999

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

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

                              12 East Oregon Avenue
                             Philadelphia, PA 19148
                    (Address of principal executive offices)
                                   (Zip code)

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

SUPPLEMENTAL INFORMATION

         Since the end of 1997, the Company substantially restructured its business operations. The reader is advised that the Company concurrently filed its 10-KSB for 1998 and 10-QSB for the first quarter of 1999 on August 24, 1999. The reader is cautioned that prior to making any investment decisions, the reader should carefully review all publicly available information, including the Company's 10-KSB for 1998 and 10-QSB for the first quarter of 1999.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                          June 30, 1999              December 31, 1998
                                                          -------------              -----------------
Assets                                                       (Unaudited)
Cash and cash equivalents                                 $   172,041                   $      969
Note and accounts receivable                                  364,353                       38,119
Furniture and equipment, net                                  116,950                       53,943
Capitalized financing costs                                   167,419                            -
Goodwill & related                                          3,839,251                            -
Other assets                                                   34,933                        6,210
                                                           ----------                   ----------

Total Assets                                              $ 4,694,947                   $   99,241

Liabilities and Stockholders' Equity (Deficiency)

Liabilities

Note payable - bank                                       $ 1,500,000                   $        -
Note payable - other                                        2,900,000                            -
Accounts payable                                              388,426                      359,429
Accrued expenses                                              198,050                       51,470
Due to officers                                               367,845                      259,860
Subordinated junior debentures                                635,000                      635,000
Liabilities of discontinued operations                              -                       38,441
                                                          -----------                   ----------

Total Liabilities                                         $ 5,989,321                   $1,344,200

Commitments and Contingencies

Stockholders' Equity (Deficiency)

Convertible preferred stock; no par value;
    $1 stated value per share; 5,000,000
     shares authorized; no shares issued                            -                            -
Common stock; no par value; 20,000,000
    shares authorized; 6,345,000 and
    5,775,000 shares issued and outstanding                11,351,375                   10,956,125
Deficit                                                   (12,645,749)                 (12,201,084)
                                                         ------------                   ----------

Total Stockholders' Equity (Deficiency)                  $ (1,294,374)                $ (1,244,959)

Total Liabilities and Stockholders' Equity (Deficiency)  $  4,694,947                 $     99,241

See accompanying notes to consolidated financial statements.

             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended June 30,        Six Months Ended June 30,
                                                     ---------------------------        -------------------------
                                                       1999              1998             1999              1998
                                                       ----              ----             ----              ----
REVENUES
Sales                                              $ 1,124,941        $ 59,801         $1,901,420        $ 86,689
Interest income                                          1,101             166              2,584             722
Other                                                        -          10,641                  -          26,695
                                                   -----------        --------         -----------       --------

Total revenues                                       1,126,042          70,608          1,904,004         114,106

OPERATING EXPENSES
Compensation and employee benefits                     706,066         157,315          1,296,116         297,834
Professional fees                                       19,979          29,002             32,055          62,157
Occupancy                                               76,673           1,973            119,784           4,049
Depreciation and amortization                           77,206          19,200            124,503          38,400
Other operating expenses                               490,753          76,631            776,210         111,004
                                                    ----------       ---------         ----------        --------

Total operating expenses                             1,370,677         284,121          2,348,668         513,444
                                                    ----------       ---------         ----------        --------

NET LOSS                                            $  244,635       $ 213,513         $  444,664        $399,338
                                                    ==========       =========         ==========        ========
NET LOSS PER SHARE                                  $     0.04       $    0.04         $     0.07        $   0.07
                                                    ==========       =========         ==========        ========

See accompanying notes to consolidated financial statements.

             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Six Months Ended June 30,
                                                                              -------------------------
                                                                            1999                       1998
                                                                            ----                       ----
OPERATING ACTIVITIES
Net loss                                                                  $(444,664)                $(399,338)
Adjustments
     Depreciation                                                            22,853                    38,400
     Amortization of goodwill and capitalized financing costs               211,981                        --
     (Increase) decrease in accounts receivable                            (279,517)                  (10,942)
     Loss on sale of assets                                                      --                        --
     Decrease (increase) in inventory                                            --                  (101,472)
     Decrease in other assets                                                (5,452)                       --
     Increase (decrease) in trade accounts payable                           28,997                    76,011
     Accrued expenses, net                                                  146,580                    28,032
     Decrease in liabilities of discontinued subsidiaries                   (38,441)                       --

Net cash provided (absorbed) by operating activities                       (357,663)                 (369,309)
                                                                         ----------                 ---------


INVESTING ACTIVITIES
Purchase (disposition) of fixed assets                                      (10,860)                   17,795
Cash used in acquisition, net                                            (1,185,889)                       --

Net cash provided (absorbed) by investing activities                     (1,196,749)                   17,795
                                                                        -----------                 ---------


FINANCING ACTIVITIES
Proceeds of note payable - bank                                           1,500,000                        --
Repayment of notes payable (net)                                                 --                   (15,995)
Collection of note receivable                                                    --                    16,746
Decrease in loan to related party                                                --                    94,240
Increase in amounts due officers                                            107,985                   245,624
Increase in common stock                                                    117,499                        --

Net cash provided by financing activities                                 1,725,484                   340,615
                                                                        -----------                  --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   171,072                   (10,898)

Cash and cash equivalents at beginning of period                                969                    12,845
                                                                        -----------                  --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $   172,041                  $  1,947
                                                                        ===========                  ========

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash payments of interest expense                                       $    66,135                  $    --
                                                                        ===========                  =======

See accompanying notes to consolidated financial statements.

             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 and Quarterly Report on Form 10-QSB for the period ended March 31, 1999.

2.  Sale of Premiere Chemical

         On January 1, 1999, the Company sold its investment in Premiere Chemical to a family member of one of its officers in exchange for purchaser's assumption of substantially all of Premiere Chemical's net liabilities; the transaction resulted in a gain of $38,441 during the first quarter of 1999.

3.  Acquisition

         On February 9, 1999, the Company acquired substantially all of the assets of Mortgage Concepts, Inc., an entity engaged in retail real estate financing activities, for $4,100,000, subject to reduction if certain financial benchmarks, as outlined in the Asset Purchase Agreement, are not attained by Mortgage Concepts, Inc. The $4,100,000 purchase price consists of $3,612,500 of cash and $487,500 of Company common stock, payable over a period of time specified in the Agreement. The acquisition has been accounted for under the purchase method of accounting.

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

5.  Supplemental Information

         The Company's business consists of two principal activities (a) mortgage banking operations and (b) non-mortgage banking operations. The following tables set forth certain unaudited information concerning these activities:

Three Months Ended June 30, 1999
--------------------------------
                                             Mortgage      Non-Mortgage
Operations by Segment                         Banking           Banking        Corporate     Consolidated
(Unaudited)                                Operations        Operations       Operations       Operations
Revenues:                                  $1,082,000          $ 43,000        $   1,000      $ 1,126,000
Operating Expenses:
       Compensation and
             Employee Benefits                600,000            25,000           81,000          706,000
       Professional Fees                       -7,000               -0-           27,000           20,000
       Occupancy                               66,000             4,000            7,000           77,000
       Other Operating Expenses               260,000            20,000           87,000          367,000
       ------------------------            ----------          --------        ---------      -----------
                                              919,000            49,000          202,000        1,170,000

Operating Profit/(Loss)                       163,000            (6,000)        (201,000)         (44,000)

Other Expenses:
       Depreciation/Amortization                2,000             4,000           71,000           77,000
       Interest/Financing Expense               3,000               -0-          121,000          124,000
       Other Expenses                             -0-               -0-              -0-              -0-
       --------------                      ----------          --------        ---------      -----------
                                                5,000             4,000          192,000          201,000

Net Profit/Loss                               158,000           (10,000)        (393,000)        (245,000)


Six Months Ended June 30, 1999
                                             Mortgage      Non-Mortgage
Operations by Segment                         Banking           Banking        Corporate     Consolidated
(Unaudited)                                Operations        Operations       Operations       Operations

Revenues:                                  $1,818,000          $ 83,000          $ 3,000      $ 1,904,000
Operating Expenses:
       Compensation and
             Employee Benefits              1,073,000            50,000          173,000        1,296,000
       Professional Fees                        4,000               -0-           28,000           32,000
       Occupancy                              108,000             4,000            8,000          120,000
       Other Operating Expenses               456,000            39,000          131,000          626,000
       ------------------------            ----------          --------        ---------      -----------
                                            1,641,000            93,000          340,000        2,074,000

Operating Profit/(Loss)                       177,000           (10,000)        (337,000)        (170,000)

Other Expenses:
       Depreciation/Amortization                5,000             8,000          112,000          125,000
       Interest/Financing Expense               3,000               -0-          195,000          198,000
       Other Expenses                             -0-               -0-          (48,000)         (48,000)
       --------------                      ----------          --------        ---------      -----------
                                                8,000             8,000          259,000          275,000

Net Profit/Loss                               169,000           (18,000)        (596,000)        (445,000)

In managing its business, the Company does not allocate corporate expenses to its various activities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

         Assets of the Company increased from $99,000 at December 31, 1998 to $4,695,000 at June 30, 1999, an increase of $4,596,000. This increase was primarily due to the acquisition of the assets of Mortgage Concepts, Inc. (as further detailed in Note 3 of the financial statements).

         Liabilities increased from $1,344,000 at December 31, 1998 to $5,989,000 at June 30, 1999 primarily through incurring of bank and other debt associated with the Mortgage Concepts acquisition. Accounts payable and accruals also increased by $176,000 during the first six months of 1999. Net worth after the loss of $445,000 during the period is -$1,294,000 (negative $1,294,000). At June 30, 1999, the Company had liquid assets of $536,000 and current liabilities of $4,486,000, including a bank loan of $1,500,000 maturing in February 2000 and payments due the sellers of Mortgage Concepts, Inc. of $950,000 due in October 1999 and of $963,000 due in May 2000.

Results of Operations

Current Year Performance and Earnings Outlook

         The Company incurred a loss of $445,000 for the six months ended June 30, 1999 as compared to a loss of $399,000 for the same period in 1998. This increase in the amount of loss is a result of profits in the mortgage banking segment being more than offset by higher costs of corporate operations, including approximately $199,000 of interest expense and financing costs and $102,000 of amortization of goodwill associated with the aforementioned acquisition. Results for the period benefited from a $38,000 gain upon the sale of Premiere Chemicals in January 1999.

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

Comparison of Three Months Ended June 30, 1999 to Three Months Ended
June 30, 1998

         Revenues. Total revenues for the three months ended June 30, 1999 amounted to $1,126,000 representing an increase of $1,055,000 when compared to the same period in 1998. This increase is a result of the re-establishment of mortgage banking operations within the Company including operations of the Mortgage Concepts, Inc. acquisition (see Note 5. Supplemental Information of the financial statements). Second quarter 1998 revenues consisted primarily of sales by the non-mortgage banking subsidiaries.

         Expenses. Total expenses for the three months ended June 30, 1999 amounted to $1,371,000 as compared to $284,000 for the same period in 1998. This change is attributable to the increased activity in the new mortgage banking operations ($924,000 of expenses) including activity of the Mortgage Concepts, Inc. acquisition as well as approximately $124,000 of interest expense and financing costs and $65,000 of amortization of goodwill associated with the aforementioned acquisition

Comparison of Six Months Ended June 30, 1999 to Six Months Ended June 30, 1998

         Revenues. Total revenues for the six months ended June 30, 1999 amounted to $1,904,000 representing an increase of $1,790,000 when compared to the same period in 1998, representing the re-establishment of mortgage banking operations within the Company including operations of the Mortgage Concepts, Inc. acquisition from February 10, 1999 to June 30, 1999. Revenues for the first six months of 1998 consisted of sales of the non-mortgage banking subsidiaries.

         Expenses. Total expenses for the six months ended June 30, 1999 amounted to $2,349,000 as compared to $513,000 for the same period in 1998, an increase of $1,836,000. This change is attributable to the increased activity in the new mortgage banking operations ($1,649,000 of expenses) including activity of the Mortgage Concepts, Inc. acquisition following the February 9, 1999 acquisition date well as approximately $198,000 of interest expense and financing costs and $102,000 of amortization of goodwill associated with the aforementioned acquisition.


Operating Results by Segment

         For the three months ended June 30, 1999, the Company's mortgage banking operations, which consist of First Chesapeake Funding Corporation and Collateral One Mortgage Corporation, reported revenues of $1,082,000 resulting in an operating profit of $158,000. Expenses were comprised primarily of compensation ($600,000) which includes commissions paid to loan officers during the period.

         For the six months ended June 30, 1999, the Company's mortgage banking operations, which include activity of Collateral One Mortgage Corporation for the period from the February 9, 1999 acquisition date, reported revenues of $1,818,000 resulting in an operating profit of $169,000. Expenses were comprised primarily of compensation ($1,073,000) which includes commissions paid to loan officers during the period.

         The non-mortgage banking operations consist of the 60% subsidiary, National Archives, Inc., which reported a loss of $10,000 on revenues of $43,000 for the three months ended June 30, 1999 and a loss of $18,000 on revenues of $83,000 for the six month period. All other non-mortgage banking operations have been closed or sold as of June 30, 1999.

         Corporate operations for the six month period consisted of expenses of $2,397,000 offset by a $38,000 gain on the sale of the Premiere Chemicals subsidiary. Expenses included compensation of $173,000, interest and financing expenses of $195,000, and depreciation/amortization of $112,000 (including $102,000 of amortization of goodwill associated with the Mortgage Concepts, Inc. acquisition).


Liquidity and Capital Resources

         The Company's primary liquidity requirements have been the establishment, funding and expansion of its mortgage banking operations, including the February 1999 acquisition of Mortgage Concepts, Inc. and subsequent internal growth.

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

         The Company funds its mortgage banking activities in large part through warehouse lines of credit, and its ability to continue to originate and wholesale residential mortgages is dependent upon continued access to capital on acceptable terms. Borrowings under these lines are repaid with the proceeds received by the Company from the sale of the loans to institutional investors. The Company's committed warehouse lines at June 30, 1999 allowed the Company to borrow up to $26 million. The warehouse lines expire within the next twelve months, but are generally renewable, however, no assurances are given that the Company can renew its warehouse lines or that such renewals can be made on equal or more favorable terms to the Company. The Company sells its originated and purchased loans, including all servicing rights, for cash to institutional investors, usually on a non-recourse basis, with proceeds applied to reduce corresponding warehouse line outstandings.

         Cash and cash equivalents at June 30, 1999 amounted to $172,000 as compared to $1,000 at December 31, 1998, or an increase of $171,000.

         During the first six months of 1999, the Company's operating activities absorbed $358,000 as compared to utilizing $369,000 in the same period in 1998. The cash provided from operating activities in the first six months of 1999 resulted from the Company's net loss for the period and increase in accounts receivable partially offset by increases in accounts payable and accruals. The cash utilized in the same period in 1998 resulted from losses in that period and investment in inventory for non-mortgage banking operations (all but one of which were since closed and/or sold).

         Investing activities, namely the acquisition of Mortgage Concepts, Inc., utilized $1,197,000 in the first six months of 1999. The Company's investing activities were negligible in the comparable period of 1998.

         Financing activities provided $1,725,000 of capital in the first six months of 1999 including the aforementioned $1,500,000 bank loan (Note 4 of the financial statements). Other than the ongoing deferral of salaries by the executive officers of the Company and repayment of a $94,000 loan to related party, financing activities were minimal in the same period of 1998.

         As of June 30, 1999, the Company had cash and cash equivalents of $172,000. Management believes that the Company may have to seek additional capital infusion to take advantage of new business opportunities. While the Company believes it can attract the necessary capital to provide the liquidity necessary to pursue new business opportunities, no assurance can be given that it will in fact be able to do so.

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

                                    FIRST CHESAPEAKE FINANCIAL CORPORATION
                                    Registrant

Date: September 7, 1999             By: /s/ Mark Mendelson
                                       ----------------------------
                                       Mark Mendelson, Chief Executive
                                       Officer

                                    By: /s/ Richard N. Chakejian, Jr.
                                       -----------------------------------
                                       Richard N. Chakejian, Jr., President

                                    By: /s/ Mark E. Glatz
                                       -----------------------------------
                                       Mark E. Glatz, Chief Financial Officer