Form 10QSB
period 1999-09-30
FIRST CHESAPEAKE FINANCIAL CORP
filed 1999-12-13
CIK 899164

   Form 10-QSB for FIRST CHESAPEAKE FINANCIAL CORP filed on December 3, 1999



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB



            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1999

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

The number of shares of common stock of registrant outstanding as of September 30, 1999 was 6,341,000 shares.

SUPPLEMENTAL INFORMATION

     Since the end of 1997, the Company substantially restructured its business operations. The reader is cautioned that prior to making any investment decisions, the reader should carefully review all publicly available information, including the Company's 10-KSB for 1998 and 10-QSB for the first two quarters of 1999.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

            FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                           September 30, 1999   December 31, 1998
                                                           -------------------  ------------------
                         Assets                                (Unaudited)
Cash and cash equivalents                                        $     69,557        $        969
Note and accounts receivable                                          411,272              38,119
Mortgage loans held for resale                                      1,567,970                   -
Furniture and equipment, net                                          119,294              53,943
Capitalized financing costs                                           179,275                   -
Goodwill & related                                                  3,773,569                   -
Other assets                                                           38,576               6,210
                                                                 ------------        ------------

Total Assets                                                     $  6,159,513        $     99,241

Liabilities and Stockholders' Equity (Deficiency)

Liabilities

Note payable - bank                                              $  1,500,000        $          -
Warehouse note payable - bank                                       1,549,805
Note payable - other                                                2,900,000                   -
Accounts payable                                                      598,802             359,429
Accrued expenses                                                      212,667              51,470
Due to officers                                                       431,496             259,860
Subordinated junior debentures                                        635,000             635,000
Liabilities of discontinued operations                                      -              38,441
                                                                 ------------        ------------

Total Liabilities                                                $  7,827,770        $  1,344,200

Commitments and Contingencies

Stockholders' Equity (Deficiency)

Convertible preferred stock; no par value;
    $1 stated value per share; 5,000,000
     shares authorized; no shares issued                                    -                   -
Common stock; no par value; 20,000,000
    shares authorized; 6,341,000 and
    5,775,000 shares issued and outstanding                        11,365,125          10,956,125
Deficit                                                           (13,033,382)        (12,201,084)
                                                                 ------------        ------------

Total Stockholders' Equity (Deficiency)                          $ (1,688,257)       $ (1,244,959)

Total Liabilities and Stockholders' Equity (Deficiency)          $  6,159,513        $     99,241

See accompanying notes to consolidated financial statements.

            FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                          Three Months Ended         Nine Months Ended
                                            September 30,              September 30,
                                      --------------------------- ----------------------
                                           1999           1998       1999        1998
                                     -------------  ------------  ----------  ----------

REVENUES
Sales                                  $1,261,899     $ 59,092  $3,163,319  $  145,781
Interest income                            33,776          173      36,360         895
Other                                           -            -           -      26,695
                                       ----------     --------  ----------  ----------

Total revenues                          1,295,675       59,265   3,199,679     173,371


OPERATING EXPENSES
Compensation and employee benefits        948,841      387,168   2,244,957     685,002
Professional fees                          30,796       23,980      62,851      86,137
Occupancy                                  70,468        3,784     190,252       7,833
Depreciation and amortization              81,038       19,200     205,541      57,600
Other operating expenses                  393,849       87,914   1,018,586     198,918
Interest expense                           94,708       16,567     182,804      16,567
Other expenses                             63,608            -     126,984           -

Total expenses                          1,683,308      538,613   4,031,975   1,052,057
                                       ----------     --------  ----------  ----------

NET LOSS                               $  387,633     $479,348  $  832,296  $  878,686
                                       ==========     ========  ==========  ==========
NET LOSS PER SHARE                          $0.06        $0.08       $0.13       $0.15
                                       ==========     ========  ==========  ==========

See accompanying notes to consolidated financial statements.

            FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                 Nine Months Ended September 30,
                                                                ---------------------------------
                                                                      1999             1998
                                                                ----------------  ---------------

OPERATING ACTIVITIES
Net loss                                                            $  (832,296)       $(878,686)
Adjustments  Depreciation                                                38,209           57,600
  Amortization of goodwill and capitalized financing costs              265,807                -
  (Increase) decrease in accounts receivable                           (326,436)         (17,991)
  Increase in mortgage loans held for resale                         (1,567,970)
  Increase in warehouse note payable - bank                           1,549,805                -
  Decrease (increase) in inventory                                            -          (95,989)
  Decrease in other assets                                               (9,095)               -
  Increase (decrease) in trade accounts payable and accruals            400,570           80,270
  Decrease in liabilities of discontinued subsidiaries                  (38,441)               -
  Common stock issued as compensation                                   137,500

Net cash provided (absorbed) by operating activities                   (519,847)        (674,036)
                                                                    -----------        ---------


INVESTING ACTIVITIES
Purchase (disposition) of fixed assets                                  (28,560)          17,795
Cash used in acquisition, net                                        (1,185,889)               -

Net cash provided (absorbed) by investing activities                 (1,214,449)          17,795
                                                                    -----------        ---------


FINANCING ACTIVITIES
Proceeds of note payable - bank                                       1,500,000                -
Repayment of notes payable (net)                                              -          (15,995)
Collection of note receivable                                                 -           16,746
Decrease in loan to related party                                             -           94,240
Subordinated debenture notes                                                             550,000
Increase in amounts due officers                                        171,636          101,486
Increase in common stock                                                131,248                -

Net cash provided by financing activities                             1,802,884          746,477
                                                                    -----------        ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                68,588           46,977

Cash and cash equivalents at beginning of period                            969           12,845
                                                                    -----------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $    69,557        $  59,822
                                                                    ===========        =========

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash payments of interest expense                                   $    66,135        $       -
                                                                    ===========        =========

See accompanying notes to consolidated financial statements.

            FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Basis of Presentation
    ---------------------

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 and Quarterly Reports on Form 10-QSB for the periods ended March 31, 1999 and June 30, 1999.

2.  Sale of Premiere Chemical
    -------------------------

     On January 1, 1999, the Company sold its investment in Premiere Chemical to a family member of one of its officers in exchange for purchaser's assumption of substantially all of Premiere Chemical's net liabilities; the transaction resulted in a gain of $38,441 during the first quarter of 1999.

3.  Acquisition
    -----------

     On February 9, 1999, the Company acquired substantially all of the assets of Mortgage Concepts, Inc., an entity engaged in retail real estate financing activities, for $4,100,000, subject to reduction if certain financial benchmarks, as outlined in the Asset Purchase Agreement, are not attained by Mortgage Concepts, Inc. The $4,100,000 purchase price consists of a combination of cash and Company common stock, payable over a period of time specified in the Agreement (see Note 6 of the financial statements). The acquisition has been accounted for under the purchase method of accounting.

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

  In November 1999, the Company borrowed an additional $600,000 from the bank - see Note 6 of the financial statements.

5.  Supplemental Information
    ------------------------

     The Company's business consists of two principal activities (a) mortgage banking operations and (b) non-mortgage banking operations. The following tables set forth certain unaudited information concerning these activities:

Nine Months Ended September 30, 1999
------------------------------------
                                              Mortgage       Non-Mortgage
Operations by Segment                          Banking            Banking            Corporate        Consolidated
(Unaudited)                                 Operations         Operations           Operations          Operations
                                         ---------------  ------------------  -----------------  -----------------

Revenues:                                  $3,070,000          $  127,000          $   3,000         $3,200,000
Operating Expenses:
        Compensation and
        Employee Benefits                   1,935,000              75,000            235,000          2,245,000
        Professional Fees                      11,000                 -0-             52,000             63,000
        Occupancy                             162,000               7,000             21,000            190,000
        Other Operating Expenses              761,000              55,000            202,000          1,019,000
                                    -----------------          ----------          ---------         ----------
                                            2,869,000             137,000            510,000          3,517,000

Operating Profit/(Loss)                       201,000             (10,000)          (507,000)          (317,000)

Other Expenses:
         Depreciation/Amortization             11,000              12,000            183,000            206,000
         Interest/Financing                    41,000                 -0-            240,000            281,000
         Expense
         Other Expenses                           -0-                 -0-             29,000             29,000
                                    -----------------          ----------          ---------         ----------
                                               52,000              12,000            452,000            516,000

Net Profit/Loss                               149,000             (22,000)          (959,000)          (832,000)


Three Months Ended September 30, 1999
-------------------------------------

                                             Mortgage        Non-Mortgage
Operations by Segment                         Banking             Banking          Corporate       Consolidated
(Unaudited)                                Operations          Operations         Operations         Operations
                                    -----------------          ----------          ---------         ----------
Revenues:                                  $1,251,000          $  44,000          $       -          $1,296,000
Operating Expenses:
          Compensation and
          Employee Benefits                   862,000             25,000             62,000             949,000
          Professional Fees                     6,000                -0-             24,000              31,000
          Occupancy                            54,000              3,000             13,000              70,000
          Other Operating Expenses            305,000             16,000             72,000             392,000
                                    -----------------          ----------          ---------          ---------
                                            1,227,000             44,000            171,000           1,442,000

Operating Profit/(Loss)                        24,000                -0-           (171,000)           (146,000)

Other Expenses:
          Depreciation/Amortization             6,000              4,000             71,000              81,000
          Interest/Financing                   38,000                -0-             45,000              84,000
          Expense
          Other Expenses                          -0-                -0-             77,000              77,000
                                    -----------------          ----------          ---------          ---------
                                               44,000              4,000            193,000             242,000

Net Profit/Loss                               (20,000)            (4,000)          (364,000)           (388,000)


In managing its business, the Company does not allocate corporate expenses to its various activities.

6.   Subsequent Events
    ------------------

     As of October 9, 1999, the Company restructured the remaining amounts due the sellers of the assets of Mortgage Concepts, Inc., an originator of primarily subprime and alternate documentation residential mortgage loans which was acquired on February 9, 1999 and is now operating as the Company's Collateral One subsidiary. The purchase price of $4,100,000 originally consisted of $3,612,500 of cash and $487,500 of Company common stock, payable over multi-year period of time as specified in the Agreement. The amended acquisition price is unchanged, and was amended to consist of $2,862,500 of cash and $1,237,500 of Company common stock, payable over a multi-year period of time. To date, the Company has paid the sellers $2,194,000 of cash, with the remaining cash payments due by June 2000. The stock is to be issued during 2000 and 2001.

  In November 1999, The Company borrowed an additional $600,000 from Crusader Bank, Philadelphia, PA, secured by the personal guaranty of the Chairman of the Board of Directors of the Company to partially finance a payment due the sellers of Mortgage Concepts, Inc. and for working capital needs.

     In November 1999, the Company authorized and commenced a private placement of common stock and, to date, has received subscriptions totaling $485,000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
--------------

Financial Condition

     Assets of the Company increased from $99,000 at December 31, 1998 to $6,160,000 at September 30, 1999, an increase of $6,061,000. This increase was primarily due to the acquisition of the assets of Mortgage Concepts, Inc. (see
Note 3 of the financial statements) and $1,567,000 of mortgage loans held for resale by the Company's mortgage banking operation.

     Liabilities increased from $1,344,000 at December 31, 1998 to $7,828,000 at September 30, 1999 primarily through incurring of bank and other debt associated with the Mortgage Concepts acquisition and warehouse line borrowings associated with the Company's mortgage banking operation. Accounts payable and accruals also increased by $401,000 during the first nine months of 1999. Net worth after the loss of $832,000 during the period is -$1,688,000 (negative $1,688,000). At September 30, 1999, the Company had liquid assets of $2,049,000 and current liabilities of $6,762,000, including a bank loan of $1,500,000 maturing in February 2000 and payments due the sellers of Mortgage Concepts, Inc. of $950,000 due in October 1999 and of $963,000 due in May 2000 (both of these obligations were restructured in the fourth quarter of 1999 - see Note 6 of the financial statements).

Results of Operations

Current Year Performance and Earnings Outlook

     The Company incurred a loss of $832,000 for the nine months ended September 30, 1999 as compared to a loss of $879,000 for the same period in 1998. This slight decrease in the amount of loss is a result of profits in the mortgage banking segment being more than offset by higher costs of corporate operations, including approximately $183,000 of interest expense and financing costs, $167,000 of amortization of goodwill associated with the aforementioned acquisition, and depreciation of $38,209. Results for the period also benefited from a $38,000 gain upon the sale of the Premiere Chemicals subsidiary in January 1999.

     As discussed more fully in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, the Company is implementing its strategic plan of developing a retail and wholesale mortgage banking operation through acquisition and internal growth as a step toward developing a vertically integrated financial services company that can provide mortgage origination, homeowner's insurance, title insurance and home warranties, among other financial services, consumer direct, wholesale and through the Internet. The Company has acquired substantially all of the assets of a retail real estate financing entity (see Note 3 of the financial statements) and continues to expand its mortgage banking operations, and is pursuing other potential business opportunities consistent with its strategic plan. However, there are no assurances that the Company will be able to successfully implement all aspects of its strategic plan.

Comparison of Nine Months Ended September 30, 1999 to Nine Months Ended September 30, 1998

     Revenues. Total revenues for the nine months ended September 30, 1999 amounted to $3,200,000 representing an increase of $3,027,000 when compared to the same period in 1998, representing the re-establishment of mortgage banking operations within the Company including operations of the Mortgage Concepts, Inc. acquisition from February 10, 1999 to September 30, 1999. Revenues for the first nine months of 1998 consisted of sales of the non-mortgage banking subsidiaries.

     Expenses. Total expenses for the nine months ended September 30, 1999 amounted to $4,032,000 as compared to $1,052,000 for the same period in 1998, an increase of $2,980,000. This change is attributable to the increased activity in the new mortgage banking operations ($2,921,000 of expenses) including activity of the Mortgage Concepts, Inc. acquisition following the February 9, 1999 acquisition date well as approximately $183,000 of interest expense and financing costs, $167,000 of amortization of goodwill associated with the aforementioned acquisition, and depreciation of $38,209.

Comparison of Three Months Ended September 30, 1999 to Three Months Ended September 30, 1998

     Revenues. Total revenues for the three months ended September 30, 1999 amounted to $1,296,000 representing an increase of $1,237,000 when compared to the same period in 1998. This increase is a result of the re-establishment of mortgage banking operations within the Company including operations of the Mortgage Concepts, Inc. acquisition (see Note 5 of the financial statements). Third quarter 1998 revenues consisted primarily of sales by the non-mortgage banking subsidiaries.

     Expenses. Total expenses for the three months ended September 30, 1999 amounted to $1,524,000 as compared to $539,000 for the same period in 1998. This change is attributable to the increased activity in the new mortgage banking operations ($1,271,000 of expenses) including activity of the Mortgage Concepts, Inc. acquisition as well as approximately $95,000 of interest expense and financing costs and $66,000 of amortization of goodwill associated with the aforementioned acquisition.

Operating Results by Segment

     For the nine months ended September 30, 1999, the Company's mortgage banking operations, which include activity of Collateral One Mortgage Corporation for the period from the February 9, 1999 acquisition date, reported revenues of $3,070,000 resulting in an operating profit of $149,000. Expenses were comprised primarily of compensation ($1,935,000) which includes commissions paid to loan officers during the period.

     For the three months ended September 30, 1999, the Company's mortgage banking operations, which consist of First Chesapeake Funding Corporation and Collateral One Mortgage Corporation, reported revenues of $1,251,000 resulting in an operating loss of $20,000. Expenses were comprised primarily of compensation ($862,000) which includes commissions paid to loan officers during the period.

     The non-mortgage banking operations consist of the 60% subsidiary, National Archives, Inc., which reported a loss of $22,000 on revenues of $127,000 for the nine months ended September 30, 1999 and a loss of $4,000 on revenues of $44,000 for the three month period. All other non-mortgage banking operations have been closed or sold as of September 30, 1999.

     Corporate operations for the nine month period consisted of expenses of $1,000,000 offset by a $38,000 gain on the sale of the Premiere Chemicals subsidiary. Expenses included compensation of $235,000 (including $180,000 of deferred officers' compensation), interest and financing expenses of $240,000, and depreciation/amortization of $183,000 (including $167,000 of amortization of goodwill associated with the Mortgage Concepts, Inc. acquisition).

Liquidity and Capital Resources

     The Company's primary liquidity requirements have been the establishment, funding and expansion of its mortgage banking operations, including the February 1999 acquisition of Mortgage Concepts, Inc. and subsequent internal growth.

     The Company borrowed $1,500,000 from a bank in the first quarter of 1999 secured by the personal guarantees of several officers and directors of the Company and one outside investor to partially finance the Collateral One acquisition and for working capital needs (see Note 4 of the financial statements). The Company is seeking additional capital infusion to fund its mortgage banking acquisitions and expansion and has obtained additional equity capital of $485,000 and bank financing of $600,000 (see Note 5 of the financial statements). While the Company believes it can attract the necessary capital to provide the liquidity necessary to pursue new business opportunities, no assurance can be given that it will in fact be able to do so.

  The Company funds its mortgage banking activities in large part through warehouse lines of credit, and its ability to continue to originate and wholesale residential mortgages is dependent upon continued access to capital on acceptable terms. Borrowings under these lines are repaid with the proceeds received by the Company from the sale of the loans to institutional investors. The Company's committed warehouse lines at September 30, 1999 allowed the Company to borrow up to $26 million. The warehouse lines expire within the next twelve months, but are generally renewable, however, no assurances are given that the Company can renew its warehouse lines or that such renewals can be made
on equal or more favorable terms to the Company.    The Company sells its
originated and purchased loans, including all servicing rights, for cash to institutional investors, usually on a non-recourse basis, with proceeds applied to reduce corresponding warehouse line outstandings.

     Cash and cash equivalents at September 30, 1999 amounted to $70,000 as compared to $1,000 at December 31, 1998, or an increase of $69,000.

     During the first nine months of 1999, the Company's operating activities utilized $520,000 as compared to utilizing $717,000 in the same period in 1998. The cash provided from operating activities in the first nine months of 1999 resulted from the Company's net loss for the period and increase in accounts receivable partially offset by increases in accounts payable and accruals and depreciation/amortization for the period. The cash utilized in the same period in 1998 resulted from losses in that period and investment in inventory for non-mortgage banking operations (all but one of which were since closed and/or sold).

     Investing activities, namely the acquisition of Mortgage Concepts, Inc., utilized $1,214,000 in the first nine months of 1999. The Company's investing activities were negligible in the comparable period of 1998.

     Financing activities provided $1,802,000 of capital in the first nine months of 1999 including the aforementioned $1,500,000 bank loan (see Note 4 of the financial statements). During the comparable period of 1998 financing activities provided $746,000 of cash, primarily through the placement of $550,000 of subordinated debentures, the deferral of $101,000 due the executive officers of the Company and repayment of a $94,000 loan to related party.

     As of September 30, 1999, the Company had cash and cash equivalents of $70,000. The Company is seeking additional capital infusion to fund its mortgage banking acquisitions and expansion and has obtained additional equity capital of $485,000 and bank financing of $600,000 (see Note 5 of the financial statements). While the Company believes it can attract the necessary capital to provide the liquidity necessary to pursue new business opportunities, no assurance can be given that it will in fact be able to do so.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None

Item 2.  Changes in Securities

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

  In a report on Form 8-K dated September 17, 1999 the Company disclosed the acquisition of Mortgage Concepts, Inc. of Louisville, KY. Mortgage Concepts, Inc., which now conducts business under the name Collateral One Mortgage, is a mortgage banking firm with retail mortgage origination operations in five states including Kentucky, Indiana, Missouri, North Carolina and Tennessee.



                     FIRST CHESAPEAKE FINANCIAL CORPORATION

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                         FIRST CHESAPEAKE FINANCIAL CORPORATION
                                   Registrant

Date: December 3, 1999  By: /s/ Mark Mendelson
                           ----------------------
                                Mark Mendelson, Chief Executive Officer

                           By: /s/ Richard N. Chakejian, Jr.
                           ---------------------------------
                                   Richard N. Chakejian, Jr., President

                           By: /s/ Mark E. Glatz
                           ---------------------
                                   Mark E. Glatz, Chief Financial Officer