Form 10QSB
period 2000-03-31
FIRST CHESAPEAKE FINANCIAL CORP
filed 2000-05-16
CIK 899164

Form 10-QSB for FIRST CHESAPEAKE FINANCIAL CORP filed on May 15, 2000



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock of registrant outstanding as of March 31, 2000 was 8,002,000 shares.


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                                 March 31,          December 31,
                                                                                   2000                1999
                                                                                ------------      ---------------
                                                                                (Unaudited)
ASSETS
Cash and cash equivalents                                                      $  195,505          $     70,617
Note and accounts receivable                                                      111,497                82,874
Mortgage loans held for resale                                                  1,805,400               911,050
Furniture and equipment, net                                                       98,933               103,689
Capitalized financing costs                                                       103,525               141,400
Goodwill                                                                        3,642,195             3,707,877
Other assets                                                                       17,911                43,897
                                                                               -----------         ------------

       Total assets                                                            $5,974,966          $  5,061,404
                                                                               ==========          ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES
Note payable - bank                                                            $2,107,321          $  2,107,321
Warehouse note payable - bank                                                   1,796,877               901,727
Note payable - other                                                              620,280               668,680
Accounts payable                                                                  556,904               557,116
Accrued expenses                                                                  258,056               152,020
Due to officers                                                                   460,411               414,411
Subordinated junior debentures                                                     75,000                75,000
Liabilities of discontinued operations                                            110,200               110,200
                                                                               -----------         ------------

       Total liabilities                                                        5,985,049             4,986,475
                                                                               -----------         ------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
Convertible preferred stock; no par value; $1 stated value per
    share; 5,000,000 shares authorized; no shares issued                              -                     -
Common stock; no par value; 20,000,000 shares authorized;
    8,002,000 issued and outstanding in 2000 and 1999                          13,822,625            13,647,625
Accumulated deficit                                                           (13,832,708)          (13,572,696)
                                                                               -----------         ------------

       Total stockholders' equity (deficiency)                                    (10,083)               74,929
                                                                               -----------         ------------

                  Total liabilities and stockholders' equity                   $5.974,966           $ 5,061,404
                                                                               ==========           ===========


The accompanying notes are an integral part of these statements.

             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                        2000                       1999
                                                        ----                       ----

REVENUES
Sales                                                $  975,703                 $  776,479
Interest income                                           1,853                      1,483
Other                                                      --                         --
                                                     ----------                 ----------

         Total revenues                                 977,556                    777,962


OPERATING EXPENSES
Compensation and employee benefits                   $  612,998                 $  590,050
Professional fees                                        49,804                     12,076
Occupancy                                                72,976                     43,111
Depreciation and amortization                           108,313                     47,297
Other operating expenses                                331,877                    243,628
Interest expense                                         61,600                     41,829
                                                     ----------                 ----------

         Total expenses                               1,237,568                    997,991
                                                     ----------                 ----------

NET LOSS                                             $  260,012                 $  200,029
                                                     ==========                 ==========

NET LOSS PER SHARE                                   $     0.03                 $     0.03
                                                     ==========                 ==========

See accompanying notes to consolidated financial statements.

             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                          Three Months Ended March 31,
                                                                    2000                      1999
                                                                    ----                      ----

OPERATING ACTIVITIES
Net loss                                                        $  (260,012)             $  (200,029)
Adjustments
     Depreciation                                                     4,756                   11,329
     Amortization of goodwill and capitalized financing costs       103,557                   68,968
     (Increase) decrease in accounts receivable                     (28,623)                (205,771)
     Increase in mortgage loans held for resale                    (894,350)
     Increase in warehouse note payable - bank                      895,150                     --
     Decrease in other assets                                        25,986                    2,544
     Increase (decrease) in trade accounts payable                     (212)                 204,499
     Increase (decrease) in accruals                                106,036                  191,786
     Decrease in liabilities of discontinued subsidiaries              --                    (38,441)

Net cash provided (absorbed) by operating activities                (47,712)                  34,885
                                                                -----------              -----------


INVESTING ACTIVITIES
Purchase (disposition) of fixed assets                                 --                       (550)
Cash used in acquisition, net                                          --                 (1,185,889)

Net cash provided (absorbed) by investing activities                   --                 (1,186,439)
                                                                -----------              -----------


FINANCING ACTIVITIES
Proceeds of note payable - bank                                        --                  1,500,000
Repayment of notes payable - other                                  (48,400)                    --
Increase in amounts due officers                                     46,000                   37,500
Increase in common stock                                            175,000                   24,499

Net cash provided (absorbed) by financing activities                172,600                1,564,999
                                                                -----------              -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           124,888                  413,445

Cash and cash equivalents at beginning of period                     70,617              $       969
                                                                -----------              -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $   195,505              $   414,414
                                                                ===========              ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash payments of interest expense                               $    18,853              $    41,829
                                                                ===========              ===========


See accompanying notes to consolidated financial statements.

             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the years ended December 31, 1998 and December 31, 1999.

2.  Acquisition

         On February 9, 1999, the Company acquired substantially all of the assets of Mortgage Concepts, Inc., an originator of primarily subprime and alternate documentation residential mortgage loans which now operates as the Company's Collateral One subsidiary. The purchase price was $4,100,000, subject to reduction if certain financial benchmarks, as outlined in the Asset Purchase Agreement, are not attained by the subsidiary. The $4,100,000 purchase price consisted of a combination of $3,612,500 cash and $487,500 Company common stock, payable over a multi-year period of time specified in the Agreement. The acquisition has been accounted for under the purchase method of accounting.

         As of October 9, 1999, the Company restructured the remaining amounts due the sellers of the assets of Mortgage Concepts, Inc. which now operates as the Company's Collateral One subsidiary. The purchase price of $4,100,000 was unchanged, and was amended to consist of $2,862,500 of cash and $1,237,500 of Company common stock, payable over the same multi-year period of time. At March 31, 2000, the Company had paid the sellers $2,242,000 of cash, with the remaining cash payments due in 2000. The stock has been issued into escrow for release in 2000 and 2001. As described above, the remaining payments are subject to reduction if certain financial benchmarks are not attained.

3.  Debt and Equity Financing

         In February 1999, the Company borrowed $1,500,000 from a bank; $1,200,000 of such borrowings was used in conjunction with the Mortgage Concepts, Inc. acquisition. The loan, guaranteed by certain officers of the Company and other individuals, bears interest at prime plus 2% and matures in November 2000. In November 1999, the Company borrowed an additional $607,000 from the bank, secured by the personal guaranty of the Chairman of the Board of Directors of the Company to partially finance a payment due the sellers of Mortgage Concepts, Inc. and for working capital needs. This loan also bears interest at prime plus 2% and matures in November 2000. In connection with both these financings, the Company entered into loan guaranty agreements with the individuals guaranteeing the loans, whereby such individuals received shares and/or options of the Company's common stock as compensation for their guarantees.

         In 1998, the Company issued $635,000 of convertible subordinated debentures. Up to 20% of the subordinated debenture notes are convertible, at any time at option of the holder, into the Company's common stock at a price of $2.00 per share. The $635,000 includes $350,000 of subordinated debentures issued to certain officers of the Company in exchange for a similar reduction in amounts due to officers. In November 1999, the Company offered to convert the convertible subordinated debentures into Company common stock at a conversion price of $1.50 per share. Holders of $560,000 of debentures elected to convert their holdings into 373,333 shares of common stock, including all debentures held by officers of the Company. At March 31, 2000, the remaining $75,000 of convertible subordinated debentures remain outstanding under the original terms and conditions of the issuance.

         The Company has warehouse lines of credit with maximum borrowings of $29,000,000 at March 31, 2000 and December 31, 1999. At March 31, 2000 and
December 31, 1999, $1,796,877 and $901,727 was outstanding under the lines, respectively.

         During the first quarter of 2000, the Company issued 66,667 shares under a private placement of common stock which raised a total of $175,000 of equity capital.

4.  Cessation of Florida Operations

         In January 2000, the Company ceased operations of its FC Funding wholesale mortgage banking subsidiary and closed its two Florida locations, effective January 31, 2000.

5.  Divestiture of Subsidiaries

         In December 1999, the Company agreed to sell its interest in National Archives to Mark Mendelson, the Chairman of the Board and Chief Executive Officer, in exchange for assumption of certain liabilities of the subsidiary, with the transaction to close in 2000 effective December 29, 1999.

         On January 1, 1999, the Company sold its investment in Premiere Chemical to a family member of one of its officers in exchange for purchaser's assumption of substantially all of Premiere Chemical's net liabilities; the transaction resulted in a gain of $38,441 during the first quarter of 1999.

6.  Pending Acquisition

         In March 2000, the Company entered into an agreement to acquire Whoofnet.com, Inc. and its affiliates ("Whoofnet"). Whoofnet is an Internet and telecommunications provider serving residential and small business clients through its free Internet service. The Company intends to develop and expand the Whoofnet operation, however, no assurance can be given that it will be successful in its efforts to implement its strategic plan.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

         Assets of the Company increased from $5,061,000 at December 31, 1999 to $5,975,000 at March 31, 2000, an increase of $914,000. This increase was primarily due to an $894,000 increase in mortgage loans held for resale.

         Liabilities   increased  from   $4,986,000  at  December  31,  1999  to
$5,985,000 at March 31, 2000 as a result of a $895,000 increase in warehouse note payable borrowings and a $106,000 increase in accrued expenses.

         Net worth at March 31, 2000 is -$10,000 (negative $10,000), resulting from the loss of $260,000 for the period partially offset by the sale of $175,000 of common stock (as more fully described in Note 3 above). At March 31, 2000, the Company had liquid assets of $2,112,000 and current liabilities of $5,339,000, including a bank loan of $2,107,000 maturing in November 2000 and payments due the sellers of Mortgage Concepts, Inc. of $620,000 due in 2000.

Results of Operations

Current Year Performance and Earnings Outlook

         The Company incurred a loss of $260,000 for the three months ended March 31, 2000 as compared to a loss of $200,000 for the same period in 1999. This increase in the amount of loss is a result of profits of the ongoing Collateral One operation of $119,000 being more than offset by losses at the since closed FC Funding oepration of $69,000 and higher costs of corporate operations, including approximately $58,000 of interest expense and $104,000 of amortization of goodwill and capitalized financing costs associated with the Collateral One acquisition.

         As discussed more fully in the Company's Annual Reports on Form 10-KSB for the year ended December 31, 1998 and December 31, 1999, the Company is implementing its strategic plan of developing a retail and wholesale mortgage banking operation through acquisition and internal growth as a step toward developing a vertically integrated financial services company that can provide mortgage origination, homeowner's insurance, title insurance and home warranties, among other financial services, consumer direct, wholesale and through the Internet. However, there are no assurances that the Company will be able to successfully implement all aspects of its strategic plan.

         As also discussed more fully in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, in March 2000, the Company entered into an agreement to acquire Whoofnet.com, Inc. and its affiliates ("Whoofnet"). Whoofnet is an Internet and telecommunications provider serving residential and small business clients through its free Internet service. The Company intends to develop and expand the Whoofnet operation, however, no assurance can be given that it will be successful in its efforts to implement its strategic plan.

Liquidity and Capital Resources

         The Company's primary liquidity requirements have been the establishment, funding and expansion of its mortgage banking operations, including the February 1999 acquisition of Mortgage Concepts, Inc. and subsequent internal growth.

         The Company borrowed $2,107,000 from a bank in 1999 secured by the personal guarantees of several officers and directors of the Company and one outside investor to partially finance the Collateral One acquisition and for working capital needs (see Note 3 of the financial statements). The Company is seeking additional capital infusion to fund its operations and expansion and has obtained additional equity capital of $485,000 in 1999 and $175,000 in the first quarter of 2000. While the Company believes it can attract the necessary capital to provide the liquidity necessary to pursue new business opportunities, no assurance can be given that it will in fact be able to do so.

         The Company funds its mortgage banking activities in large part through warehouse lines of credit, and its ability to continue to originate and wholesale residential mortgages is dependent upon continued access to capital on acceptable terms. Borrowings under these lines are repaid with the proceeds received by the Company from the sale of the loans to institutional investors. The Company's committed warehouse lines at March 31, 2000 allowed the Company to borrow up to $29 million. The warehouse lines expire within the next twelve months, but are generally renewable, however, no assurances are given that the Company can renew its warehouse lines or that such renewals can be made on equal or more favorable terms to the Company. The Company sells its originated and purchased loans, including all servicing rights, for cash to institutional investors, usually on a non-recourse basis, with proceeds applied to reduce corresponding warehouse line outstandings.

         Cash and cash equivalents at March 31, 2000 amounted to $196,000 as compared to $71,000 at December 31, 1999, or an increase of $125,000.

         During the first three months of 2000, the Company's operating activities utilized $48,000 as compared to providing $35,000,000 in the same period in 1999. The cash utilized by operating activities in the first three months of 2000 resulted from the Company's net loss for the period partially offset by increases in accruals and $108,000 of depreciation/amortization for the period. The cash provided in the same period in 1999 resulted from increases in accounts payable and accruals of $396,000 and depreciation/amortization of $80,000 more than offsetting the net loss for the period.

         Investing activities were negligible in the first three months of 2000 as compared with utilizing $1,186,000 in the same period of 1999 for the Collateral One acquisition.

         Financing activities provided $173,000 of capital in the first three months of 2000 primarily through the sale of $175,000 of common stock during the period.

         During the comparable period of 1999 financing activities provided $1,565,000 of cash, primarily through the $1,500,000 bank borrowing to partially finance the Collateral One acquisition.

         As of March 31, 2000, the Company had cash and cash equivalents of $196,000. The Company is seeking additional capital infusion to fund its operations and obtained additional equity capital of $175,000 in the first quarter of 2000. While the Company believes it can attract the necessary capital to provide the liquidity necessary to pursue new business opportunities, no assurance can be given that it will in fact be able to do so.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Periodically, the Company and its subsidiaries become parties to legal proceedings incidental to its business. In the opinion of management, such matters are not expected to have a material impact on the financial position of the Company.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         None.



FIRST CHESAPEAKE FINANCIAL CORPORATION

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                   FIRST CHESAPEAKE FINANCIAL CORPORATION
Registrant

Date: May 15, 2000                    By: /s/ Mark Mendelson
                                      ----------------------
                                      Mark Mendelson, Chief Executive Officer

                                      By: /s/ Richard N. Chakejian, Jr.
                                      ----------------------------------
                                      Richard N. Chakejian, Jr., President

                                      By: /s/ Mark E. Glatz
                                      ----------------------
                                      Mark E. Glatz, Chief Financial Officer