Form 10KSB40
period 1999-12-31
FIRST CHESAPEAKE FINANCIAL CORP
filed 2000-05-26
CIK 899164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                            Annual Report Pursuant to
                      Section 13 or 15(d) of the Securities
                       Exchange Act of 1934 for the fiscal
                          year ended December 31, 1999

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were: $4,390,000.00.

The aggregate market value of the issuer's voting stock held as of April 7, 2000, by nonaffiliates of the issuer was approximately $7,365,000.

As of December 31, 1999, issuer had 8,002,000 shares of its no par common stock outstanding.

Documents Incorporated by Reference:  None.

Transitional Small Business Disclosure Format.  Yes [ ] No [X]

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Overview
--------

         First Chesapeake Financial Corporation (the "Company" or "First Chesapeake") is a Virginia corporation which was formed in 1992 and discontinued operations in 1997 following several years of unprofitable operations, and which re-established operations in 1998.

         A new Board of Directors and new management have re-established operations of the Company and are currently building a fully integrated mortgage origination organization through internal growth and acquisitions.

         In 1998, the Company established a new mortgage banking subsidiary, and subsequently in 1999 the Company has expanded its mortgage banking operations through acquisitions and internal growth.

         It has been First Chesapeake's goal to develop a vertically integrated financial services company that can provide mortgage origination, homeowner's insurance, title insurance, home warranties, among other financial services, consumer direct, wholesale and through the Internet. However, no assurance can be given that the Company will be successful in its efforts to implement its strategic plan.

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

Company History
---------------

         The Company was originally incorporated in Virginia in 1992 to engage in the mortgage banking business. In 1997, the Company's management resigned and the Company closed all mortgage banking operations after several years of substantial losses. Following removal of management and ceasing of operations in 1997, the Company elected a new Board of Directors, installed new management and commenced implementation of a new strategic plan to re-establish the Company as a provider of financial services, initially within the mortgage banking segment.

         In the period from 1995 through 1997, the Company also invested in four companies which were outside its core financial services business. In 1998, the newly-elected Board of Directors examined the Company's non-financial services related businesses and their viability within the Company's overall strategic plan and subsequently decided to exit these businesses. As a result, two of these businesses ceased operations and two of these businesses were sold to their respective managements.

         In 1998,  the  Company's  Board of Directors  decided to refocus on the financial services business, initially through the creation of a new wholly-owned mortgage banking subsidiary and adoption of an acquisition and expansion strategy to create a national retail and wholesale mortgage banking business.

         In the 3rd quarter of 1998, the Company formed First Chesapeake Funding Corporation, ("First Chesapeake Funding"), a wholly-owned subsidiary to perform wholesale and retail mortgage banking operations at its Sunrise, FL location and to serve as the administrative and core platform for a to-be-developed national retail and wholesale mortgage banking operation.

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

         In the 1st quarter of 2000, the company discontinued operations at its First Chesapeake Funding wholesale mortgage banking subsidiary, closed two Florida locations and centralized its mortgage banking operations in Louisville, KY.

         In the 1st quarter of 2000, the company announced an agreement to acquire Whoofnet.com, Inc. and its affiliates ("Whoofnet"). Whoofnet is an Internet and telecommunications provider serving residential and small business clients through its free Internet service.

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

Forward Looking Statements
--------------------------

         This Form 10-KSB contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve certain risks and uncertainties. When used in this Annual Report on Form 10-KSB or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

         The Company does not undertake and specifically disclaims any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Mortgage Banking Business
-------------------------

         First Chesapeake is a financial services company providing a broad array of residential mortgage products and related products and services to its customers through its wholly owned mortgage banking subsidiaries.

         The Company offers a full menu of residential mortgage products to customers ranging from prime credit borrowers seeking conventional or FHA/VA
loans  to  less  credit-worthy   customers  who  qualify  for  non-conventional,
alternate documentation and/or subprime loans through both its retail and wholesale operations. Retail operations originate loans directly from the consumer, while wholesale operations provide an efficient market for retail mortgage loans originated by the Company's retail operations, as well as through purchase of loans from third party loan originators.

         The Company funds its mortgage banking activities in large part through warehouse lines of credit, and its ability to continue to originate and wholesale residential mortgages is dependent upon continued access to capital on acceptable terms. Borrowings under these lines are repaid with the proceeds received by the Company from the sale of the loans to institutional investors. The Company's committed warehouse lines at December 31, 1999 allowed the Company to borrow up to $29 million. The warehouse lines expire within the next twelve months, but are generally renewable, however, no assurances are given that the Company can renew its warehouse lines or that such renewals can be made on equal or more favorable terms to the Company. The Company sells its originated and purchased loans, including all servicing rights, for cash to institutional investors, usually on a non-recourse basis, with proceeds applied to reduce the corresponding warehouse lines outstanding.

         At December 31, 1999, the Company's mortgage banking operations consisted of thirteen offices in seven states, with applications pending to expand into five additional states with the goal to expand nationwide through both internal growth and acquisition. The Company originates loans in Florida, Indiana, Kentucky, Missouri, North and South Carolina and Tennessee, with applications for approval pending in Georgia, Kansas, New Jersey, Ohio, and Pennsylvania. Subsequent to December 31, 1999, the Company closed two offices in Florida, and currently originates loans in the states listed above other than Florida.

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

         Another projected loan origination and revenue source is expected to arise from the Company's Internet presence, currently under development. In 1999 the Company began offering mortgage and home equity loan originations through an arrangement with an established Internet marketing group with compensation paid on a closed loan basis to the referring Internet marketing group within state and federal guidelines. In 2000 the Company began development of a proprietary Internet site to replace the third party site. Direct marketing of the pending Company Web site is expected to further increase the percentage of mortgage loans originated via Internet, which is expected to account for a substantial portion of the total mortgage origination marketplace within the next three to five years.

Previous Non-Mortgage Banking Businesses
----------------------------------------

         In the period from 1995 through 1997, the Company invested in four companies which were outside its core financial services business:

         National Archives, Inc. National Archives, Inc. ("National Archives") is a 60% owned subsidiary of the Company which was sold as of December 29, 1999. In late 1995, the Company acquired a 60% interest in the startup company, a Pennsylvania corporation, for a purchase price of $150,000 in cash and certain furniture and equipment valued at approximately $38,000. National Archives is located in Philadelphia, Pennsylvania and provides document archive services from a rented warehouse. National Archives has been slow in attracting new customers and never attained profitable operations. In 1999, the Company reached an agreement to divest of its interest in National Archives to Mark Mendelson, the Chairman of the Board and Chief Executive Officer, in exchange for assumption of certain liabilities of the subsidiary, with the transaction to close in 2000 effective December 29, 1999.

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

         As discussed previously, in 1998 the Board of Directors examined the Company's non-financial services related businesses and their viability within the Company's overall strategic plan and subsequently decided to exit certain of these businesses. At December 31, 1999, the Company had divested of all four of these businesses to focus on its core financial services business.

Competition
-----------

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

Year 2000 Compliance
--------------------

         As previously reported, the Company assessed its state of readiness for Year 2000, became knowledgeable concerning the risks of non-compliance, implemented and carried out an action plan to achieve Year 2000 compliance, and developed contingency plans, all in an effort to successfully deal with Year 2000 issues. The Company did not suffer any Year 2000 related business interruptions on January 1, 2000 and has not suffered any problems since that date. The Company does not anticipate making any material expenditures for Year 2000 compliance purposes in 2000 or that Year 2000 issues will have any material effect on the Company in 2000 or thereafter.

Regulation
----------

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

Seasonality
-----------

         The mortgage banking industry is generally subject to seasonal trends. These trends reflect the general pattern of resales of homes which typically peak during the spring and summer. Mortgage refinancings tend to be less seasonal and more closely tied to overall interest rates.

Environmental Matters
---------------------

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

Employees
---------

         As of December 31, 1999, the Company had approximately sixty employees, including four employees at the various non-mortgage banking subsidiaries and three full-time employees at the Company's headquarters in Philadelphia, Pennsylvania. None of the Company's employees are represented by unions. The Company considers its relations with its employees to be good.


ITEM 2.    DESCRIPTION OF PROPERTY

         The Company's corporate and administrative headquarters are located in Philadelphia, PA, which comprise approximately 2,000 square feet of leased office and warehouse space. The Company's subsidiary, NAI, also leases approximately 25,000 square feet of office and warehouse space in the same property. The leased property is owned by an entity controlled by the Company's Chief Executive Officer, and is extended on a month to month basis to each entity with no current rental payments.

         The Company's subsidiary, Collateral One, leases approximately 20,000 square feet of office space at locations in Louisville, KY, Lexington, KY, St. Louis, MO, Indianapolis, IN, Charlotte, NC, Raleigh, NC, Nashville, TN,
Greensboro, NC, Columbia, SC and Memphis, TN under leases which are all short term in nature with aggregate annual lease payments of approximately $260,000.

         The Company's subsidiary, First Chesapeake Funding, leases 2,400 square feet of office space in Sunrise, Florida under a five year lease with annual lease payments of $71,000. This office was closed in early 2000 and the Company has agreed to sublease this office space to its pending Whoofnet acquisition commencing in March 2000.

         The Company's subsidiary, First Chesapeake Acquisition, leases approximately 2,000 square feet of office space in Coral Gables, FL under a three year lease which commenced in 1999 with annual lease payments of $48,000. This office was closed in early 2000 and the Company expects to sublease this office space in 2000.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting on December 29, 1999. At the annual meeting, the shareholders elected Mark Mendelson, Richard Chakejian, Jr., Mark Glatz, Matthew Coppolino, John Papandon, James Greenfield, Pasquale Nestico and Jay Vederman to serve on the Board of Directors. The shareholders also approved the Company's 1999 Incentive Stock Option Plan as further described in Part III,
Item 10 of this Form 10-KSB. No other matters were voted upon.



PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is not listed on any exchange. However, market quotes for the Company's common stock (under the symbol "FCFK") may be obtained from the National Association of Securities Dealers through the NASD OTC Bulletin Board, its automated system for reporting non-NASDAQ quotes. The following table sets forth, for the indicated calendar periods, the high and low bid prices (as reported by the OTC Bulletin Board) for the Company's common stock through December 31, 1999:

                                                      Bid Price
                                                      ---------
                                                 High          Low
                                                 ----          ---
         1998
         First Quarter                           3/16            1/8
         Second Quarter                          13/16           1/16
         Third Quarter                           13/16           1/4
         Fourth Quarter                          2-3/4           5/8

         1999
         First Quarter                           3-3/16          1-3/16
         Second Quarter                            2              1
         Third Quarter                           1-3/8           7/8
         Fourth Quarter                          2-1/4           7/8


         The prices set forth in this table represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not necessarily represent actual transactions.

         As of December 31, 1999, there were 354 stockholders of record; however, the Company believes there were over 1,350 beneficial stockholders of the Company's common stock.

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

GENERAL
-------

         The following discussion should be read in conjunction with the audited financial statements and the notes thereto included elsewhere in this report.

Overview
--------

         First Chesapeake Financial Corporation and subsidiaries (the "Company" or "First Chesapeake") is a Virginia corporation which ceased operations in 1997 following several years of unprofitable operations.

         A new Board of Directors and new management has re-established operations of the Company and is currently building a fully integrated mortgage origination organization through internal growth and acquisitions.

         In 1998, the Company established a new mortgage banking subsidiary, and subsequently in 1999 the Company has expanded its mortgage banking operations through acquisitions and internal growth.

         It has been First Chesapeake's goal to develop a vertically integrated financial services company that can provide mortgage origination, homeowner's insurance, title insurance, home warranties, among other financial services, consumer direct, wholesale and through the Internet. However, no assurance can be given that the Company will be successful in its efforts to implement its strategic plan.

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

Plan of Operation - Mortgage Banking Business
---------------------------------------------

         First Chesapeake is a financial services company providing a broad array of residential mortgage products and related products and services to its customers through its wholly owned mortgage banking subsidiaries.

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

         The Company funds its mortgage banking activities in large part through warehouse lines of credit, and its ability to continue to originate and wholesale residential mortgages is dependent upon continued access to capital on acceptable terms. Borrowings under these lines are repaid with the proceeds received by the Company from the sale of the loans to institutional investors. The Company's committed warehouse lines at December 31, 1999 allowed the Company to borrow up to $29 million. The warehouse lines expire within the next twelve months, but are generally renewable, however, no assurances are given that the Company can renew its warehouse lines or that such renewals can be made on equal or more favorable terms to the Company. The Company sells its originated and purchased loans, including all servicing rights, for cash to institutional investors, usually on a non-recourse basis, with proceeds applied to reduce corresponding warehouse line outstandings.

         At December 31, 1999, the Company's mortgage banking operations consisted of thirteen offices in seven states, with applications pending to expand into five additional states and the stated goal to expand nationwide through both internal growth and acquisition. The Company originates loans in Florida, Indiana, Kentucky, Missouri, North and South Carolina and Tennessee, with applications for approval pending in Georgia, Kansas, New Jersey, Ohio, and Pennsylvania. Subsequent to December 31, 1999, the Company closed two offices in Florida, and currently originates loans in the states listed above other than Florida.

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

         The Company derives revenues from fees charged upon the origination of mortgage loans, premiums received on the sale of mortgage loans, interest earned during the period the Company holds the mortgage loans for sale, and various fees associated with retail and wholesale mortgage banking.

         The Company also anticipates deriving an increased portion of its revenues from its participation in various joint venture or strategic alliance partnerships with groups offering title insurance, property/casualty insurance, life and disability insurance, and home warranty products.

         Another projected loan origination and revenue source is expected to arise from the Company's Internet presence, currently under development. In 1999 the Company began offering mortgage and home equity loan originations through an arrangement with an established Internet marketing group with compensation paid on a closed loan basis to the referring Internet marketing group within all state and federal guidelines. In 2000 the Company began development of a proprietary Internet site to replace the third party site. Direct marketing of the pending Company Web site is expected to further increase the percentage of mortgage loans originated via Internet, which is expected to account for a substantial portion of the total mortgage origination marketplace within the next three to five years.

Financial Condition
-------------------

         Assets of the Company increased from $64,000 at December 31, 1998 to $5,061,000 at December 31, 1999. This increase was primarily due to expansion of existing mortgage banking operations and acquisition of the Collateral One operations.

         At December 31, 1999, assets consisted of acquisition-related goodwill of $3,708,000, mortgage loans held for resale of $911,000, cash and other current assets of $153,000, capitalized financing costs of $141,000, as well as fixed and other assets. At December 31, 1998, the Company's primary assets consisted of receivables of $19,000 and fixed assets, net of accumulated depreciation, of $38,000.

         Liabilities were $4,986,000 at December 31, 1999 versus $1,308,000 at December 31, 1998, including bank debt of $2,107,000 and other debt of $669,000 associated with the Collateral One acquisition, warehouse notes payable to banks of $902,000, accounts payable and accruals totaling $709,000, $75,000 of subordinated junior debentures, $414,000 of deferred salaries due officers of the Company and $110,000 liabilities of discontinued operations.

         Stockholders' equity improved from ($1,245,000) at December 31, 1998 to $75,000 at December 31, 1999, an increase of $1,320,000. The net loss of $1,372,000 was offset by issuances of common stock totaling $2,692,000, including a $485,000 private placement of common stock, issuance of $1,237,500 of stock to the sellers of the Collateral One operation, conversion of $560,000 of subordinated junior debentures into common stock, issuance of $220,000 of common stock as consideration for guarantees of bank debt, and repayment of $90,000 of payables with common stock (see the Notes of the financial statements), as well as the exercise of common stock options totaling $99,000.

Results of Operations
---------------------

Current Year Performance and Earnings Outlook

         The Company incurred a loss of $1,372,000 for the year ended December 31, 1999. This loss is a result of operating losses of $577,000 at the since ceased First Chesapeake Funding operation and $41,000 at the since divested National Archives subsidiaries offsetting the $567,000 operating profit of the Collateral One subsidiary, in addition to interest and related costs ($423,000), depreciation/amortization ($397,000) and other corporate expenses ($497,000).

         As discussed previously, the Company ceased operations of its First Chesapeake Funding subsidiary in January 2000 and agreed to sell its interest in National Archives (effective in December 1999). In March 2000, the Company announced an agreement to acquire Whoofnet, an Internet and telecommunications provider serving residential and small business clients through its free Internet service. The Company is actively seeking operational opportunities in the Internet and financial services industries or other suitable investment opportunities. However, no assurance can be given that management will be able to find a suitable business opportunity or attain profitable operations.

Comparison of Year Ended December 31, 1999 to Year Ended December 31, 1998

         The Company incurred a loss from continuing operations of $1,331,000 for the year ended December 31, 1999 (including a $577,000 loss at the since ceased First Chesapeake Funding operation) compared to a loss from continuing operations of $1,164,000 for the year ended December 31, 1998. An incremental loss from the discontinued operations of $41,000 resulted in the net loss of $1,372,000 for 1999, compared with an incremental loss from discontinued operations of $299,000 and a net loss of $1,463,000 for 1998.

         Total revenues from continuing operations for the year ended December 31, 1999 amounted to $4,244,000 representing an increase of $4,140,000 when compared to 1998's revenues of $104,000. The increase in revenue is primarily attributable to the acquisition of the Collateral One operation and expansion of the Company's other mortgage banking operations.

         Total expenses from continuing operations for 1999 amounted to $5,575,000 as compared to $1,268,000 in 1998, an increase of $4,307,000, and was centered in increased compensation and employee benefits and other operating expenses.

Liquidity and Capital Resources
-------------------------------

         The   Company's   primary   liquidity   requirements   have   been  the
establishment, funding and expansion of its mortgage banking operations.

         The Company funds its mortgage banking activities in large part through warehouse lines of credit, and its ability to continue to originate and wholesale residential mortgages is dependent upon continued access to capital on acceptable terms. Borrowings under these lines are repaid with the proceeds received by the Company from the sale of the loans to institutional investors. The Company's committed warehouse lines at December 31, 1999 allowed the Company to borrow up to $29 million. The warehouse lines expire within the next twelve months, but are generally renewable, however, no assurances are given that the Company can renew its warehouse lines or that such renewals can be made on equal or more favorable terms to the Company. The Company sells its originated and purchased loans, including all servicing rights, for cash to institutional investors, usually on a non-recourse basis, with proceeds applied to reduce corresponding warehouse line outstandings.

         In 1998, the Company raised $635,000 under a subordinated debenture offering. In February 1999, the Company borrowed $1,500,000 from a bank secured by the personal guarantees of several officers and directors of the Company and one outside investor to partially finance the Collateral One acquisition and for working capital needs. In November 1999, the Company borrowed an additional $607,000 from its bank and raised $485,000 under a private placement of common stock to partially finance a payment due under the Collateral One acquisition. The Company is seeking additional capital infusion to fund its mortgage banking acquisitions and expansion. While the Company believes it can attract the necessary capital to provide the liquidity necessary to pursue new business opportunities, no assurance can be given that it will in fact be able to do so.

         Cash and cash equivalents at December 31, 1999 amounted to $71,000 as compared to a negligible balance at December 31, 1998, or an increase of $71,000.

         During 1999, the Company's operating activities utilized $1,324,000 as compared to utilizing $624,000 in 1998. The utilization of cash resources from operating activities resulted from the Company's net losses for each year, offset in 1999 by non-cash expenses (depreciation and amortization of $397,000 primarily associated with the goodwill from the Collateral One acquisition) and an increase in accounts payable and accruals of $403,000.

         The  Company's  investing   activities  in  1999  utilized  $1,204,000,
reflecting net cash of $1,186,000 applied toward the Collateral One acquisition. The Company's investing activities were negligible in 1998.

         Financing activities provided $2,599,000 of capital in 1999 through the $2,107,000 of acquisition-related bank debt, $902,000 of warehouse line borrowings and $485,000 private placement of common stock, as compared with providing $617,000 of capital in 1998 comprised primarily of $635,000 proceeds from the subordinated debenture offering.


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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The names, positions, ages and backgrounds of the directors and executive officers of the Company at December 31, 1999 are set forth below.

Name                             Age   Position and Background
----                             ---   -----------------------
Mark Mendelson                   44    Chairman of the Board of Directors and Chief Executive Officer. Mr.
                                       Mendelson has been a Director of the Company since August 1996.  Since
                                       1984, Mr. Mendelson has served as Chairman and Chief Executive Officer of
                                       Hampton Real Estate Group, Inc., a diversified real estate brokerage, development, and management firm specializing in commercial and
                                       residential properties throughout the United States.   Mr. Mendelson is a
                                       former director and past chairman of the Audit Committee of Equimark Bank
                                       Corporation (currently known as Integra) and sits on the boards of a variety of civic and philanthropic institutions.

Richard N. Chajekian, Jr.        38    Director and President.  Mr. Chakejian is experienced in the food, laundry products and chemical industries, and has served as President of the
                                       Company since 1997.  Mr. Chakejian has an extensive background in field management, sales, marketing and research.

Matthew Coppolino                71    Director.  Mr. Coppolino is the senior Judge in the Municipal Court of the
                                       City of Philadelphia.

Mark Glatz                       38    Director and Chief Financial Officer.  Mr. Glatz is experienced in finance, banking, and a wide array of industries, and holds a degree in accounting and an MBA in financial management.  Mr. Glatz has served as
                                       Chief Financial Officer of the Company since July 1998.

James Greenfield                 48    Director and Secretary.  Mr.  Greenfield  is an attorney  with experience in private  practice,  emphasizing municipal law, real estate matters, and complex commercial  litigation and arbitration.

Pasquale Nestico, M.D.           54    Director.  Dr. Nestico is a practicing physician certified in cardiology and internal medicine as well as an extensively published clinical professor of medicine at both Allegheny Hospital (formerly Hahnemann
                                       University) and Jefferson Medical College.

John Papandon                    38    Director.  Mr. Papandon is an attorney and Certified Public Accountant with a Masters degree in taxation with 15 years experience in the accounting industry.

Jay Vederman                     33    Director.  Mr. Vederman has experience in real estate development and management, retail and manufacturing. Mr. Vederman also brings valuable experience and background in the management of growth-oriented publicly-traded entities.

                                       On May 10, 2000, Mr. Vederman resigned from the Board of Directors of the
                                       Company.

         Richard Chakejian, Sr., the father of the President, was manager and sole employee of Premiere Chemical Products, and was the purchaser of the stock of this subsidiary upon its divestiture as of January 1, 1999.

         The Company currently utilizes approximately 2,000 square feet of office and warehouse space in a property owned by an entity controlled by Mark Mendelson, Chairman of the Board and Chief Executive Officer. NAI also utilizes approximately 25,000 square feet of office and warehouse space in the same property. No current rental payments are made by either the Company or by NAI, although both entities contribute pro rata toward the utilities and operating costs of the property.

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

Compliance with Section 16(a) of the Securities Exchange Act
------------------------------------------------------------

         Section 16 (a) of the Securities Exchange Act requires the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file reports of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission ("SEC") and the National Association of Security Dealers. Officers, directors and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file. Based solely on the Company's review of the copies of such forms it has received, the Company believes that all its officers, directors and greater than ten percent (10%) beneficial owners are in compliance with all filing requirements applicable to them with respect to transactions during the fiscal year ended December 31, 1999.


ITEM 10.   EXECUTIVE COMPENSATION

Compensation of Directors
-------------------------

         Directors who are not executive officers of the Company ("Outside Directors") are entitled to receive compensation of $2,000 per calendar quarter served.

         In December 1999, the Executive Compensation Committee and Board of Directors authorized the optional conversion of accrued Outside Director fees to stock options under the 1999 ISO Plan. The options are immediately vested, exercisable at $1.20 per share, and expire on December 29, 2004. The then Outside Directors elected to convert their accrued directors fees into a total of 39,000 shares under the 1999 ISO Plan.

Compensation of Executive Officers
----------------------------------

         The following table sets forth, for the three years ended December 31, 1999, certain information as to the total remuneration paid to each of the Company's executive officers whose total annual salary and bonus exceeded $100,000 for services in all capacities:

                                                               Annual Compensation
                                                               -------------------         Other        All Other
         Name                                                Salary          Other         Reimb.     Compensation
         Principal Position (1)                  Year         (2)             (3)           (4)           (5)
         -----------------------                 ----       --------        --------      --------      --------
         Mark Mendelson (6)                      1999       $ 60,000        $      0      $  6,000      $  6,000
         Chairman and CEO                        1998       $ 75,000        $100,000      $  9,000      $ 12,000
                                                 1997       $      0        $      0      $      0      $      0

         Richard N. Chakejian, Jr. (6)           1999       $ 60,000        $  9,515      $  6,000      $  6,000
         President                               1998       $ 50,000        $100,000      $  9,000      $ 12,000
                                                 1997       $      0        $      0      $      0      $125,000

         Mark E. Glatz                           1999       $120,000        $      0      $ 12,000      $ 12,000
         Chief Financial Officer                 1998       $ 50,000        $ 50,000      $  9,000      $ 12,000
                                                 1997       $      0        $      0      $      0      $      0

(1) No other executive officer had compensation whose salary and bonus exceeded $100,000.
(2) All 1999 and 1998 salaries to the three executive officers, Messrs. Mendelson, Chakejian, Jr. and Glatz, have been deferred.
(3)       Includes amounts converted to subordinated debentures in 1998.
(4) Includes perquisites, including automobile and incidental expense allowance.
(5) Includes premiums paid or reimbursed for health, disability and life (where the spouse is the beneficiary) insurance.
(6) For 1999, Mr. Mendelson has allocated 50% of his compensation award to Mr. Chakejian, Jr.


Employment Agreements
---------------------

         There are no employment agreements with the above-named executive officers.

Stock Option Plans
------------------

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

         In 1999, 1992 Plan options to purchase 150,000 shares were exercised by holders; no 1992 Plan options were exercised in 1998. In 1999, the remaining 50,000 shares expired unexercised, and there are no outstanding shares under the 1992 plan at December 31, 1999.

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

         In July 1998, the Executive Compensation Committee awarded 500,000 option shares under 1998 Plan to three executive officers of the Company.

         In July 1998, the Board of Directors awarded 30,000 option shares under the 1998 Plan to three outside directors of the Company.

         In February 1999, the Company issued 100,000 option shares under the 1998 Plan at an exercise price of $2.00 per share and 100,000 1998 Plan option shares at an exercise price of $5.00 per share as partial compensation to seven individuals, including three executive officers, one subsidiary officer, two Outside Directors of the Company and one unaffiliated individual, for personally guaranteeing a $1,500,000 bank loan to the Company.

         In November 1999, the Company issued 200,000 option shares under the 1998 Plan at an exercise price of $0.875 per share as compensation to the Chairman of the Company, for personally guaranteeing and providing additional collateral to secure an incremental $600,000 bank loan to the Company.

         No 1998 Plan options have been exercised as of December 31, 1999.

         In December 1999 the shareholders of the Company approved an Incentive Stock Option Plan (the "1999 ISO Plan"), which was adopted by the Board of Directors on November 17, 1999. Pursuant to the 1999 ISO Plan, 1,500,000 shares of the Company's common stock were made available for awards. The 1999 Plan allows for Incentive Stock Options intended to qualify as Incentive Stock Options ("ISOs") pursuant to Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), or they may be Non-Qualified Stock Options ("NSOs"). Exercise prices under the Plan must be at no less than fair market value per share at date of grant, and shall expire no more than five years from date of issuance.

         In December 1999 the Company awarded 550,000 option shares under the 1999 ISO Plan to certain officers of the Company at exercise prices of $1.20 per share and expiration dates of December 29, 2004.

         In December 1999 the Company awarded a total of 29,500 option shares under the 1999 ISO Plan to 18 employees of the Company in grants ranging from 500 option shares to 10,000 option shares at exercise prices ranging from $1.13 to $1.50 and expiration dates between July 9, 2004 and December 31, 2004.

         In December 1999 the Company awarded 39,000 option shares under the 1999 ISO Plan to certain Outside Directors of the Company at an exercise price of $1.20 per share and an expiration date of December 29, 2004.

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

         In November 1999, the Company offered to convert up to 100% of the convertible subordinated debentures into Company common stock at a conversion price of $1.50 per share. Holders of $560,000 of debentures elected to convert their holdings into 373,333 shares of common stock, including conversion of all debentures held by officers of the Company. At December 31, 1999, the remaining $75,000 of convertible subordinated debentures remain outstanding under the original terms and conditions of the issuance.

         Other than the November 1999 conversions, none of the remaining $75,000 of subordinated debenture options have been exercised as of December 31, 1999.

         Option activity under the above plans is summarized following:

                                                               December 31,
                                                       -------------------------
                                                          1999             1998
                                                          ----             ----

         Outstanding options at beginning of year       730,000          200,000
         1998 Plan options granted                      400,000          530,000
         1999 ISO Plan options granted                  618,500              -0-
         1992 Plan options exercised                   (150,000)             -0-
         1992 Plan options cancelled                    (50,000)             -0-
                                                      ---------         --------
         Outstanding options at end of year           1,556,000          730,000
                                                      =========         ========

         Exercise prices
              Low                                     $     .60         $    .25
              High                                         5.00              .60

         Latest expiration date               December 31, 2004     July 9, 2003


Option/SAR Grants in Last Fiscal Year

         The following table sets forth, for the period ended December 31, 1999, certain information as to the Option/SAR grants to the above-named executive officers in the last fiscal year:

                                        Number of
                                       Securities        % of Total
                                       Underlying      Options/SARs to    Exercise or           Latest
                                      Options/SARs      Employees in       Base Price         Expiration
                                         Granted         Fiscal Year       ($/share)             Date
                                         -------         -----------       ---------             ----
         Mark Mendelson                  250,000            24.5%            $1.20         December 29, 2004
                                         200,000            19.6%            $0.875        November 10, 2004
                                         25,000             2.5%             $2.00         February 5, 2004
                                         25,000             2.5%             $5.00         February 5, 2004
         Richard Chakejian, Jr.          100,000            9.8%             $1.20         December 29, 2004
                                         10,000             1.0%             $2.00         February 5, 2004
                                         10,000             1.0%             $5.00         February 5, 2004
         Mark E. Glatz                   200,000            19.6%            $1.20         December 29, 2004
                                         10,000             1.0%             $2.00         February 5, 2004
                                         10,000             1.0%             $5.00         February 5, 2004

         The following  table presents  information  concerning each exercise of stock  options  during the fiscal  year ended  December  31, 1999 by each of the named  executive  officers and the value of unexercised  options at December 31,
1999:
                                                                       Number of Shares        Value of
                                                                       Underlying              Unexercised
                                    Shares                             Unexercised             In-the-Money
                                    Acquired                           Options at FY-End       Options at FY-End
                                    on                 Value           Exercisable/            Exercisable/
Name                                Exercise           Realized        Unexercisable           Unexercisable
----                                --------           --------        -------------           -------------
Mark Mendelson                      100,000               $88,120**      800,000/-0-            $223,120/-0-
Richard N. Chakejian, Jr.                 0                     0        220,000/-0-            $55,620/-0-
Mark E. Glatz                             0                     0        320,000/-0-            $55,620/-0-

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of December 31, 1999 by (i) each person known by the Company to own beneficially 5% of such stock, (ii) each Director of the Company, (iii) each executive officer of the Company, and (iv) all Directors and executive officers of the Company as a group. Except as listed below, the address for each of the listed individuals is: 12 E. Oregon Avenue, Philadelphia, Pennsylvania 19148.

                                                                     Number of Shares              Percent
         Name of Beneficial Owner (1)                               Beneficially Owned             of Total
         ----------------------------                               ------------------             --------
         Mark Mendelson (2),(3)...............................           3,604,333                   37.7%
         John E. Dell (2) ....................................             450,000                    4.7%
         c/o Gallagher Broidy & Butler, Attn: Thomas P. Gallagher
              212 Carnegie Center, Suite 402, Princeton, NJ  08540
         Richard N. Chakejian, Jr. (4)........................             998,167                   10.4%
         Mark E. Glatz (5)....................................             873,333                    9.1%
         Matthew Coppolino (6)................................              10,000                    0.1%
         James Greenfield (7).................................             118,000                    1.2%
         John Papandon (7)....................................             118,000                    1.2%
         Jay Vederman (8).....................................              69,667                    0.7%
         Pasquale Nestico.....................................              66,667                    0.7%
                                                                            ------                 ------

         All Directors and officers as a group................           5,858,167                   61.3%

         Total number of (fully diluted) shares...............           9,558,000                  100.0%

NOTES:
(1) Unless otherwise indicated, each person has sole voting and investment powers with respect to the shares
(2) Consists of 450,000 shares of common stock owned by Mr. Dell subject to an irrevocable voting trust which is voted by Mr. Mendelson.
(3) Includes options to purchase 550,000 shares under the Company's 1998 Plan and 250,000 shares under the Company's 1999 ISO Plan
(4) Includes options to purchase 120,000 shares under 1998 Plan and 100,000 shares under 1999 ISO Plan
(5) Includes options to purchase 120,000 shares under 1998 Plan and 200,000 shares under the 1999 ISO Plan
(6)       Includes options to purchase 10,000 shares under 1998 Plan
(7) Includes options to purchase 30,000 shares under 1998 Plan and 18,000 shares under 1999 ISO Plan
(8) Includes options to purchase 3,000 shares under 1999 ISO Plan and 66,667 shares held by a trust for benefit of Mr. Vederman of which he is not the trustee, and Mr. Vederman disclaims any beneficial ownership of these shares. On May 10, 2000, Mr. Vederman resigned from the Board of Directors of the Company.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In January 1999, the Company issued 200,000 shares of common stock, options to purchase 100,000 shares at $2.00 per share, and options to purchase 100,000 shares at $5.00 per share as compensation to certain individuals for personally guaranteeing a $1,500,000 bank loan to the Company. The guarantors included the three executive officers of the Company and two Outside Directors of the Company, as well as Lester W. Salzman, at that time President of First Chesapeake Funding, a wholly-owned subsidiary of the Company, as follows:

                                               Number of            Number of             Number of
                                                  Shares        Option Shares         Option Shares
                                                  Issued      at $2.00 Issued       at $5.00 Issued
                                                  ------      ---------------       ---------------

        Mark Mendelson                            50,000               25,000                25,000
        Richard N. Chakejian, Jr.                 20,000               10,000                10,000
        Mark E. Glatz                             20,000               10,000                10,000
        John Papandon                             20,000               10,000                10,000
        James Greenfield                          20,000               10,000                10,000
        Lester W. Salzman                         20,000               10,000                10,000
        (Unrelated party)                         50,000               25,000                25,000
                                                  ------               ------                ------
        Totals                                   200,000              100,000               100,000

         In January 1999, the Company issued 50,000 shares of common stock to James Greenfield and 50,000 shares of common stock to John Papandon, both Directors of the Company, for prior services rendered in lieu of cash payments.

         The Company currently utilizes approximately 2,000 square feet of office and warehouse space in a property owned by an entity controlled by Mark Mendelson, Chairman of the Board and Chief Executive Officer. NAI also utilizes approximately 25,000 square feet of office and warehouse space in the same property. No current rental payments are made by either the Company or by NAI, although both entities contribute pro rata toward the utilities and operating costs of the property.

         In December 1999, the Company sold its 60% interest in National Archives, Inc. to Mr. Mendelson in exchange for assumption of approximately $362,000 in net liabilities and contingencies.

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

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      (3) List of Exhibits Required by Item 601 Of Regulation S-B

         Exhibit #
         ---------
          1.1 Revised Form of Underwriting Agreement between the Company and Hibbard Brown & Company, Inc. (1)
          3.1       Restated Articles of Incorporation of the Company. (1)
          3.2       By-laws of the Company. (1)
          3.3       Form of Stock Certificate. (1)
          9.1 Irrevocable Voting Proxy dated March 9, 1994 between John E. Dell and Max E. Gray (2)
          9.2       Appointment  of Mark  Mendelson  as of  January  1,  1998 as
                    holder of Irrevocable Voting Proxy dated March 9, 1994 between John E. Dell and Max E. Gray.
          10.1      1992 Stock Option Plan. (1)
          10.2 Agreement between the Company and Lester W. Salzman dated June 5, 1998 (3).
          10.3 Share Purchase Agreement dated as of January 1, 1999 between the Company and Richard N. Chakejian, Sr. (3).
          10.4 Warehouse Loan Agreement dated March 1999 between the Company and Priority Bancorp, Inc. (3).
          10.5 Participation Agreement dated May 25, 1999 between the Company and Sterling Bank and Trust. (3).
          2.1 Asset Purchase Agreement dated February 9, 1999 with Mortgage Concepts, Inc., William Everslage and Jeffrey Houk, as amended (4).
          2.2       Loan  Agreement  dated  February 5, 1999 with  Crusader Bank
                    (4).
          2.3 Third Amendment to the Asset Purchase Agreement dated February 9, 1999 with Mortgage Concepts, Inc.
          2.4 Amendment to Loan Agreement dated November 10, 1999 with Crusader Bank.
          21
                    (a) National Archives, Inc., incorporated in the state of Pennsylvania (60%)
                    (b) Premiere Quality Foods, Inc., incorporated in the state of Virginia (100%)
                    (c) Premiere Chemicals, Inc., incorporated in the state of Virginia (100%)
                    (d) First Chesapeake Funding Corporation, incorporated in the state of Virginia (100%)
                    (e) First Chesapeake Acquisition Corporation, incorporated in the state of Virginia (100%)
                    (f) Collateral One Mortgage Corporation, incorporated in the state of Virginia (100%)

          27        Financial Data Schedule (electronic filing only).

---------------------------
(1) Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-1, Registration No. 33-59726, filed by the Company with the Securities and Exchange Commission (the "Commission") on March 18, 1993, and Amendments Nos. 1, 2, 3 and 4 thereto filed with the Commission on May 19, June 25, July 8 and July 15, 1993, respectively.
(2) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993 filed with the Commission on March 31, 1994.
(3) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 filed with the Commission on August 24, 1999.
(4) Incorporated by reference to the correspondingly numbered exhibit to the Company's Current Report on Form 8-K filed with the Commission on September 17, 1999.

(b)      Reports on Form 8-K.

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

         In a report on Form 8-K dated May 11, 1999 the Company announced the completion of the acquisition of Mortgage Concepts, Inc. of Louisville, KY. Mortgage Concepts, Inc., which now conducts business under the name Collateral One Mortgage.

         In a report on Form 8-K dated June 8, 1999 the Company announced a change in accountant from BDO Seidman, LLP to Grant Thornton LLP as of that date. The reports of BDO Seidman, LLP on the financial statements for the fiscal years ended December 31, 1996 and 1997 contained no adverse opinion or disclaimer of opinion and were not qualified or modifies as to uncertainty, audit scope or accounting principal, except that their report for the fiscal year ended December 31, 1997 contained an explanatory paragraph regarding the substantial doubt about the Company's ability to continue as a going concern. The Company's Audit Committee recommended and approved the decision to change independent accountants. In connection with its audits for the two most recent fiscal years and through June 8, 1999, there have been no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO Seidman, LLP, would have caused them to make reference thereto in their report on the financial statements for such years. BDO Seidman, LLP has furnished a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements.

         In a report on Form 8-K dated September 17, 1999 the Company filed additional information pertaining to the previously-announced acquisition of Mortgage Concepts, Inc. of Louisville, KY, including required statements of Acquisition or Disposition of Assets, Financial Statements Pro Forma Financial Information and Exhibits, Pro Forma Financial Information, and Exhibits

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 12, 2000               First Chesapeake Financial Corporation,
                                      a Virginia corporation

                                   By:  /s/ Mark Mendelson
                                      ---------------------------------
                                   Mark Mendelson, Chairman and Chief Executive
                                     Officer

                                   By: /s/ Richard N. Chakejian, Jr.
                                      ---------------------------------
                                   Richard N. Chakejian, Jr., Director and
                                     President

                                   By: /s/ Mark E. Glatz
                                      ---------------------------------
                                   Mark E. Glatz, Director and Chief Financial
                                     Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                       Name and Title                              Signature
----                       --------------                              ---------
May 12, 2000               Mark Mendelson, Chairman of                 /s/ Mark Mendelson
                           the Board and Chief Executive Officer       ------------------
                                                                       Mark Mendelson

May 12, 2000               Richard N. Chakejian, Jr.,                  /s/ Richard N. Chakejian. Jr.
                           Director and President                      -----------------------------
                                                                       Richard N. Chakejian, Jr.

May 12, 2000               Mark E. Glatz                               /s/ Mark E. Glatz
                           Director and Chief Financial Officer        -----------------
                                                                       Mark E. Glatz

May 12, 2000               Matthew Coppolino                           /s/ Matthew Coppolino
                           Director                                   ---------------------
                                                                       Matthew Coppolino

May 12, 2000               James Greenfield                            /s/ James Greenfield
                           Director and Secretary                      --------------------
                                                                       James Greenfield

May 12, 2000               Pasquale Nestico                            /s/ Pasquale Nestico
                           Director                                    --------------------
                                                                       Pasquale Nestico

May 12, 2000               John Papandon                               /s/ John Papandon
                           Director                                    -----------------
                                                                       John Papandon

                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES

                           December 31, 1999 and 1998

                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES

                           December 31, 1999 and 1998




                                    CONTENTS



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                         3


CONSOLIDATED FINANCIAL STATEMENTS

       CONSOLIDATED BALANCE SHEETS                                         4

       CONSOLIDATED STATEMENTS OF OPERATIONS                               5

       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             (DEFICIENCY)                                                  6

       CONSOLIDATED STATEMENTS OF CASH FLOWS                               7

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          8

               Report of Independent Certified Public Accountants
               --------------------------------------------------

Board of Directors
First Chesapeake Financial Corporation


         We have audited the accompanying consolidated balance sheets of First Chesapeake Financial Corporation (the Company) and Subsidiaries as of December 31, 1999 and December 31, 1998, and the related consolidated statements of operations, stockholders' (deficiency) equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Chesapeake Financial Corporation and Subsidiaries as of December 31, 1999 and December 31, 1998, and their consolidated results of operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $1,371,612 for the year ended December 31, 1999 and, as of that date, its total assets exceeded its total liabilities by $74,929. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note A to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Grant Thornton LLP


May 12, 2000
Philadelphia, Pennsylvania

                                   First Chesapeake Financial Corporation and Subsidiaries

                                                 CONSOLIDATED BALANCE SHEETS

                                                        December 31,


                                                                                                1999              1998
                                                                                          ----------------  -----------------
ASSETS
    Cash and cash equivalents                                                                   $ 70,617         $     32
    Note and accounts receivable                                                                  82,874           19,087
    Mortgage loans held for resale                                                               911,050              -
    Furniture and equipment, net                                                                 103,689           38,183
    Capitalized financing costs                                                                  141,400              -
    Goodwill                                                                                   3,707,877              -
    Other assets                                                                                  43,897            6,210
                                                                                             -----------   --------------

                  Total assets                                                                $5,061,404     $     63,512
                                                                                               ==========     ===========



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES
    Note payable - bank                                                                   $    2,107,321     $         -
    Warehouse note payable - bank                                                                901,727               -
    Note payable - other                                                                         668,680               -
    Accounts payable                                                                             557,116          255,747
    Accrued expenses                                                                             152,020           50,000
    Due to officers                                                                              414,411          259,860
    Subordinated junior debentures                                                                75,000          635,000
    Liabilities of discontinued operations                                                       110,200          107,864
                                                                                           -------------      -----------

                  Total liabilities                                                            4,986,475        1,308,471
                                                                                           -------------      -----------

STOCKHOLDERS' EQUITY (DEFICIENCY)
    Convertible preferred stock; no par value; $1 stated value per
       share; 5,000,000 shares authorized; no shares issued                                          -                -
    Common stock; no par value; 20,000,000 shares authorized;
       8,002,000 and 5,775,000 shares issued and outstanding in
       1999 and 1998, respectively                                                            13,647,625       10,956,125
    Accumulated deficit                                                                      (13,572,696)     (12,201,084)
                                                                                             ------------     -----------
                  Total stockholders' equity (deficiency)                                         74,929       (1,244,959)
                                                                                             ------------     -----------

                  Total liabilities and stockholders' equity                                  $5,061,404    $      63,512
                                                                                               =========     ============





The accompanying notes are an integral part of these statements.

                                   First Chesapeake Financial Corporation and Subsidiaries

                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Year ended December 31,


                                                                                                 1999             1998
                                                                                            --------------   --------------

REVENUES
    Sales                                                                                    $ 4,136,087       $   83,599
    Interest income                                                                               84,491            1,269
    Other                                                                                         23,129           19,437
                                                                                            ------------       ----------

                  Total revenues                                                             $ 4,243,707       $  104,305
EXPENSES
    Compensation and employee benefits                                                         3,170,216          755,426
    Professional fees                                                                            143,139          258,670
    Occupancy     280,020                                                                         43,767
    Depreciation and amortization                                                                397,223           30,620
    Other operating expenses                                                                   1,160,925          145,456
    Interest and related expense                                                                 423,019           34,240
                                                                                            ------------       ----------

                  Total expenses                                                               5,574,542        1,268,179
                                                                                            ------------       ----------

Loss from continuing operations                                                               (1,330,835)      (1,163,874)

Loss from discontinued operation                                                                 (40,777)        (299,220)
                                                                                            ------------       ----------

                  NET LOSS                                                                   $(1,371,612)     $(1,463,094)
                                                                                            ============      ===========

Basic and diluted loss per share
    Continuing operations                                                                    $      (.21)     $      (.21)
    Discontinued operations                                                                         (.01)            (.05)

                                                                                             $      (.22)     $      (.26)
                                                                                            ============      ===========


Weighted average shares outstanding                                                            6,339,417        5,627,329
                                                                                            ============      ===========

The accompanying notes are an integral part of these statements.


                            First Chesapeake Financial Corporation and Subsidiaries

                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY

                                    Years ended December 31, 1999 and 1998

                                                                                                    Total
                                                                                                 stockholders'
                                                  Common                Accumulated              (deficiency)
                                                   stock                  deficit                   equity
                                                -----------            ------------              -----------
Balance at December 31, 1997                    $10,832,734            $(10,737,990)            $     94,744

    Issuance of common stock                        123,391                  -                       123,391
    Net loss                                            -                (1,463,094)              (1,463,094)
                                                -----------            ------------              -----------

Balance at December 31, 1998                     10,956,125             (12,201,084)              (1,244,959)

    Issuance of common stock                      2,592,500                  -                     2,592,500
    Exercise of common stock options                 99,000                  -                        99,000
    Net loss                                           -                $(1,371,612)            $ (1,371,612)
                                                -----------            ------------              -----------

Balance at December 31, 1999                    $13,647,625            $(13,572,696)            $     74,929
                                                ===========            ============             ============

The accompanying notes are an integral part of this statement.

             First Chesapeake Financial Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,
                                                                                                  1999             1998
                                                                                            -------------    --------------
Operating activities:
    Net loss                                                                                 $(1,371,612)     $(1,463,094)
       Adjustments to reconcile net loss to net cash
          used in operating activities:
       Unpaid officers' compensation                                                             154,551          259,860
       Common stock issued as compensation                                                        32,250          123,391
       Depreciation                                                                               27,849           55,420
       Amortization of goodwill and capitalized financing costs                                  369,374              -
       Net increase in loans held for sale                                                      (911,050)             -
       (Gain) loss on disposal of assets                                                         (38,441)          17,796
       Increase in note and accounts receivable                                                  (17,070)          (2,286)
       Decrease in loans to related parties                                                                        94,240
       Decrease in other assets                                                                  (14,416)           1,885
       Increase in trade accounts payable                                                        301,369          245,097
       Increase (decrease) in accrued expenses                                                   102,020          (64,659)
       Increase in liabilities from discontinued operations                                       40,777          107,864
                                                                                             -----------        ---------

                  Net cash used in operating activities                                       (1,324,399)        (624,486)
                                                                                             -----------        ---------

Investing activities:
    Purchase of furniture and equipment                                                          (18,355)          (5,532)
    Cash used in acquisition, net                                                             (1,185,889)             -
                                                                                             -----------        ---------

                  Net cash used in investing activities                                       (1,204,244)          (5,532)
                                                                                             -----------        ---------

Financing activities:
    Proceeds (repayment) of bank and warehouse loans                                           3,009,048          (17,795)
    Proceeds from subordinated junior debentures                                                     -            635,000
    Increase in common stock                                                                     584,000              -
    Repayment of note payable - other                                                           (993,820)             -
                                                                                             -----------        ---------

                  Net cash provided by financing activities                                    2,599,228          617,205
                                                                                             -----------        ---------

                  Net increase (decrease) in cash and cash equivalents                            70,585          (12,813)

Cash and cash equivalents at beginning of year                                                        32           12,845
                                                                                             -----------        ---------

Cash and cash equivalents at end of year                                                     $    70,617     $         32
                                                                                              ==========      ===========

Supplemental cash flow disclosures:

    Cash payments of interest expense                                                       $    394,486      $    14,407



The accompanying notes are an integral part of these statements.

             First Chesapeake Financial Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

    On May 18, 1992, First Chesapeake Financial Corporation (the Company) was incorporated in the Commonwealth of Virginia as a mortgage banking company to engage in the servicing of mortgage loans.

    The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, First Chesapeake Funding Corporation (FC Funding), First Chesapeake Acquisition Corporation (FC Acquisition), Collateral One Mortgage Corporation (Collateral One), Premiere Quality Foods, Inc. (Premiere Foods), and Premiere Chemical Products, Inc. (Premiere Chemical), and a 60% owned subsidiary, National Archives, Inc. (NAI). All material intercompany transactions and accounts have been eliminated in consolidation.

    FC Funding was incorporated in July 1998 to operate as a wholesale mortgage banking operation and to serve as the administrative and core platform for developing national wholesale and retail mortgage banking operation.

    FC Acquisition was incorporated in February 1999 to operate as a retail mortgage banking operation.

    Collateral One was incorporated in February 1999 to acquire the assets of Mortgage Concepts, Inc. (Note L2) and operate as a retail mortgage banking operation.

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

    NAI provides document archive services to the government and businesses primarily located in the Philadelphia area. In 1999, the Company agreed to sell its interest in NAI effective December 29, 1999.

    The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. During the year ended December 31, 1999, the Company incurred a net loss of $1,371,612.

    The Company's continuation as a going concern is dependent upon its ability to implement its strategic plan of developing a retail and wholesale mortgage banking operation through acquisition and internal growth as a step toward developing a vertically integrated financial services company that can provide mortgage origination, homeowner's insurance, title insurance and home warranties, among other financial services, consumer direct, wholesale and through the Internet. The Company has acquired substantially all of the assets of a retail real estate financing entity and continues to expand its mortgage banking operations, and is pursuing other potential business opportunities consistent with its strategic plan. However, there are no assurances that the Company will be able to successfully implement all aspects of its strategic plan.

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

    4.  Income Taxes

    From inception through December 31, 1999, the Company has incurred net operating losses and, accordingly, has made no provision for income taxes.

    5.  Basic and Diluted Loss Per Share

    The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" which provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

    Shares issuable for stock options and warrants have been excluded from the computation of loss per share for the years ended December 31, 1999 and 1998, as their inclusion would the anti-dilutive.

    6.  Estimates

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

NOTE C - FIXED ASSETS

    Fixed assets consist of the following:
                                                                 1999             1998
                                                            --------------   --------------
      Leasehold improvements                                   $  22,138       $   22,138
      Furniture and fixtures                                     183,129           62,112
      Machinery and equipment                                    205,001          192,103
                                                                --------          -------
                                                                 410,268          276,353
          Less accumulated depreciation and amortization        (306,579)        (238,170)
                                                                --------          -------
                                                               $ 103,689       $   38,183
                                                                ========         ========

    Depreciation and amortization  expense  associated with the fixed assets for
the  years  ended   December   31,  1999  and  1998  was  $27,849  and  $55,420,
respectively.

NOTE D - ACQUISITION AND RELATED DEBT

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

    Had this transaction occurred on January 1, 1998, unaudited pro forma operating results would have been as follows:

                                           1999                  1998
                                      --------------        ---------------
      Net loss                        $(1,258,303)          $  (1,121,037)
                                       ==========            ============
      Loss per share                  $     (0.20)          $       (0.19)
                                       ==========            ============

    The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated at that time.

    As of October 9, 1999, the Company restructured the remaining amounts due the sellers of the assets of Mortgage Concepts, Inc. which now operates as the Company's Collateral One subsidiary. The purchase price of $4,100,000 was unchanged, and was amended to consist of $2,862,500 of cash and $1,237,500 of Company common stock, payable over the same multi-year period of time. At December 31, 1999, the Company had paid the sellers $2,194,000 of cash, with the remaining cash payments due in 2000. The stock has been issued into escrow for release in 2000 and 2001. As described above, the remaining payments of cash and stock are subject to reduction if certain financial benchmarks are not attained.

NOTE E - OTHER DEBT

    In 1998, the Company issued $635,000 of convertible subordinated debentures. Up to 20% of the subordinated debenture notes are convertible, at any time at option of the holder, into the Company's common stock at a price of $2.00 per share. The $635,000 includes $350,000 of subordinated debentures issued to certain officers of the Company in exchange for a similar reduction in amounts due to officers. In November 1999, the Company offered to convert the convertible subordinated debentures into Company common stock at a conversion price of $1.50 per share. Holders of $560,000 of debentures elected to convert their holdings into 373,333 shares of common stock, including all debentures held by officers of the Company. At December 31, 1999, the remaining $75,000 of convertible subordinated debentures remain outstanding under the original terms and conditions of the issuance.

    In February 1999, the Company borrowed $1,500,000 from a bank; $1,200,000 of such borrowings was used in conjunction with the Mortgage Concepts, Inc. acquisition. The loan, guaranteed by certain officers of the Company and other individuals, bears interest at prime plus 2% and matures in November 2000. In November 1999, the Company borrowed an additional $600,000 from the bank, secured by the personal guaranty of the Chairman of the Board of Directors of the Company to partially finance a payment due the sellers of Mortgage Concepts, Inc. and for working capital needs. This loan also bears interest at prime plus 2% and matures in November 2000. In connection with both these financings, the Company entered into loan guaranty agreements with the individuals guaranteeing the loans, whereby such individuals received shares and/or options of the Company's common stock as compensation for their guarantees.

    The Company has warehouse lines of credit with maximum borrowings of $29,000,000 and $10,000,000 at December 31, 1999 and 1998, respectively. At
    December 31, 1999, $921,727 was outstanding under the lines. At December 31, 1998, no amounts were outstanding under this line.

NOTE F - INCOME TAXES

    The Company and its wholly owned subsidiaries file a consolidated income tax return. The Company incurred net operating losses for federal income tax purposes of approximately $1,400,000 and $1,400,000 for the years ended December 31, 1999 and 1998, respectively, resulting in total net operating loss carryforwards of approximately $4,500,000 which expire beginning in 2007 through 2013, if not utilized. The difference between the Company's net operating loss carryforwards for tax and financial reporting purposes results primarily from temporary differences related to depreciation and amortization.

    At December 31, 1999 and 1998, the Company recorded a valuation allowance for the total amount of the net deferred tax asset which was composed primarily of the net operating loss carryforwards.

NOTE G - STOCK OPTIONS

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

    No 1992 Plan options had been exercised as of December 31, 1998. In 1999, options to purchase 150,000 shares were exercised by holders, and the remaining 50,000 option shares were canceled by the Board of Directors of the Company. There are no 1992 Plan options outstanding at December 31, 1999.

    In July 1998, the Board of Directors adopted a Non-Qualified Stock Option Plan (the 1998 Plan). Pursuant to the 1998 Plan, 1,000,000 shares of the Company's common stock were made available for awards. The 1998 Plan allows for Non-Qualified Stock Options not intended to qualify as Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986. Non-Qualified Stock Options may be granted to employees, as well as non-employee directors and consultants to the Company. Exercise prices under the 1998 Plan must be at fair market value per share at date of grant. In 1999, 400,000 1998 Plan option shares at exercise prices of $0.875 to $5.00 were granted, of which 290,000 were granted to certain executive officers, and 40,000 were granted to certain outside directors. In 1998, 530,000 1998 Plan option shares at an exercise price of $.60 were granted, of which 500,000 were granted to certain executive officers, and 30,000 were granted to certain outside directors.

    In December 1999 the shareholders of the Company approved an Incentive Stock Option Plan (the "1999 ISO Plan"), which was adopted by the Board of Directors on November 17, 1999. Pursuant to the 1999 ISO Plan, 1,500,000 shares of the Company's common stock were made available for awards. The 1999 Plan allows for Incentive Stock Options intended to qualify as Incentive Stock Options pursuant to Section 422A of the Internal Revenue Code of 1986, as amended, or they may be Non-Qualified Stock Options. Exercise prices under the Plan must be at no less than fair market value per share at date of grant, and shall expire no more than five years from date of issuance. In 1999, 618,500 1999 ISO Plan option shares at exercise prices of $1.13 to $1.50 were granted, of which 550,000 were granted to certain executive officers, and 39,000 were granted to certain outside directors.

    Option activity under the above plans is summarized following:

                                                               December 31,
                                                       -------------------------
                                                         1999             1998
                                                         ----             ----
         Outstanding options at beginning of year       730,000          200,000
         1998 Plan options granted                      400,000          530,000
         1999 ISO Plan options granted                  618,500              -0-
         1992 Plan options exercised                   (150,000)             -0-
         1992 Plan options cancelled                    (50,000)             -0-
                                                       --------        ---------
         Outstanding options at end of year           1,548,500          730,000
                                                      =========        =========

         Exercise prices
              Low                                   $       .60      $       .25
              High                                         5.00              .60

         Latest expiration date               December 31, 2004     July 9, 2003

    Had compensation cost been determined based on the fair value of the options at the grant date consistent with the provisions of SFAS No. 123, the Company's 1999 and 1998 net loss and net loss per share would have been reported as follows:
                                                     1999              1998
                                                     ----              ----
         Net loss:            As reported       $(1,371,612)       $(1,463,094)
                              Pro forma         $(2,113,230)       $(1,696,294)

         Loss per share:      As reported            $(0.22)             $(.26)
                              Pro forma              $(0.33)             $(.30)

    The fair value of options granted during 1999 and 1998 was estimated on the date of grant using the Black-Sholes options pricing model with the following assumptions; weighted average risk-free interest rate of 6.14% in 1999 and 5.33% in 1998; no dividend yield; expected weighted average term of 5 years; and volatility of 140% for 1999 and 1998.

    At December 31, 1999, there were 1,548,500 options outstanding with a weighted average exercise price of $1.26 and a remaining maturity of approximately 4.3 years.At December 31, 1998, there were 730,000 options outstanding with a weighted average exercise price of $.51 and a remaining maturity of approximately 3.7 years.

NOTE H - STOCKHOLDERS' EQUITY

    On August 4, 1993, the Company completed an initial public offering of its securities through the sale of 1,250,000 units at a purchase price of $8.00 per unit. Each unit consisted of one share of the Company's common stock, no par value, one Redeemable Class A Warrant and one Redeemable Class B

    Warrant. Each Class A Warrant entitles its holder to purchase one share of the Company's common stock at a purchase price of $9.00 per share and each Class B Warrant entitles its holder to purchase one share of common stock at a price of $10.00 per share. The Class A and Class B Warrants expired unexercised in 1998.

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

    During 1997, the Company issued 500,000 shares of common stock to acquire an interest in a joint venture and 500,000 shares as compensation to an officer of the Company that joined the Company during 1997. The shares were recorded at the fair value of the Company's common stock at the respective issue dates.

    During 1998, the Company issued 275,000 shares as compensation to an officer of the Company that joined the Company during 1998. The shares were recorded at the fair value of the Company's common stock at the issue date, less a discount due to the restricted nature of the stock.

    During 1999, the Company issued 646,667 shares under a private placement of common stock which raised a total of $485,000 of equity capital.

    During 1999, holders of $560,000 of convertible subordinated debentures elected to convert their debentures into 373,333 shares of Company common stock at a conversion price of $1.50 per share.

    During 1999, the Company issued 656,000 shares into escrow under an Escrow Agreement with the sellers of the assets of Mortgage Concepts, Inc. which now operates as the Company's Collateral One subsidiary. The shares shall be released in 2000 and 2001 in accordance with the Escrow Agreement.

NOTE I - COMMITMENTS AND CONTINGENCIES

    Litigation - Periodically, the Company and its subsidiaries become parties to legal proceedings incidental to its business. In the opinion of management, such matters are not expected to have a material impact on the financial position of the Company.

    Leases - The Company and its subsidiaries lease office facilities under noncancellable leases. In addition to minimum rentals, several leases provide for the Company to pay its pro-rata share of operating expenses. Future minimum lease payments under noncancellable leases are as follows:

      2000                                        $   367,286
      2001                                            300,263
      2002                                            157,286
      Thereafter                                       62,935

NOTE J - DISCONTINUED OPERATIONS

    In December 1999, the Company agreed to sell its interest in NAI effective December 29, 1999. Accordingly, the financial statements have been restated to reflect NAI as a discontinued operation.

    During 1998, management decided to cease operations at Premiere Foods and sell Premiere Chemical to its management, effective January 1, 1999. Accordingly, the results of operations of these discontinued entities are presented separately in the accompanying consolidated statements of operations.

NOTE K - LINES OF BUSINESS (Unaudited)

    The Company's business consisted of three principal activities: (a) continuing mortgage banking operations (namely, the ongoing Collateral One operation and the FC Funding operation which was closed in January 2000);
    (b) discontinued operations (consisting of the disposed National Archives operations); and (c) corporate operations. The following tables set forth certain 1999 and 1998 information concerning these activities:

                                      *Continuing        Continuing
    12 Months ended                  Operations -      Operations -      Discontinued         Corporate         Combined
    December 31, 1999                Collateral One      FC Funding        Operations        Operations       Operations
    -----------------                --------------      ----------        ----------        ----------       ----------

    Revenues                           $3,653,000          $587,000          $179,000            $4,000       $4,423,000
    Compensation and benefits           2,134,000           760,000            99,000           276,000        3,268,000
    Professional fees                      14,000             9,000               -0-           120,000          143,000
    Occupancy                             189,000            69,000            11,000            23,000          291,000
    Other operating expenses              740,000           273,000            69,000           209,000        1,317,000
    ------------------------              -------           -------            ------           -------        ---------

    Operating profit/(loss)               576,000          (524,000)          (25,000)         (624,000)        (596,000)

    Interest and related expenses             -0-            78,000               -0-           345,000          423,000
    Depreciation/amortization               6,000             2,000            16,000           389,000          413,000
    Other expense/(income)                  4,000           (27,000)              -0-           (38,000)         (60,000)
    ----------------------                  -----          --------          --------          --------         --------

    Net income/(loss)                    $566,000         $(577,000)         $(41,000)      $(1,320,000)     $(1,372,000)

      *Note: Collateral One operations commenced on the February 10, 1999 acquisition date, and 1999 results reflect 10-1/2 months operations for the period


                                      *Continuing       *Continuing
    12 Months ended                  Operations -      Operations -      Discontinued         Corporate         Combined
    December 31, 1998                Collateral One      FC Funding        Operations        Operations       Operations
    -----------------                --------------      ----------        ----------        ----------       ----------

    Revenues                                 $-0-           $84,000          $180,000           $20,000         $284,000

    Compensation and benefits                 -0-           140,000           139,000           614,000          893,000
    Professional fees                         -0-             2,000             2,000           257,000          261,000
    Occupancy                                 -0-            21,000             7,000            23,000           51,000
    Other operating expenses                  -0-            69,000           185,000            82,000          336,000
    ------------------------                  ---            ------           -------            ------          -------

    Operating profit/(loss)                   -0-          (148,000)         (153,000)         (956,000)      (1,257,000)

    Interest and related expenses             -0-               -0-               -0-            34,000           34,000
    Depreciation/amortization                 -0-             1,000            25,000            30,000           56,000
    Other expense/(income)                    -0-            11,000           121,000           (16,000)         116,000
    ----------------------                    ---            ------           -------          --------          -------

    Net income/(loss)                        $-0-         $(160,000)        $(229,000)      $(1,004,000)     $(1,463,000)

      *Note: FC Funding operations commenced in August 1998 start-up of that subsidiary; Collateral One commenced operations in February 1999 and was not included in the 1998 Company results.


In managing its business, the Company does not allocate corporate expenses to its various activities.

NOTE L - DISPOSITION OF SUBSIDIARIES

    On January 1, 1999, the Company sold its investment in Premiere Chemical to a family member of one of its officers in exchange for substantially all of Premiere Chemical's net liabilities; the transaction resulted in a gain of approximately $38,000.

NOTE M - SUBSEQUENT EVENTS

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