Form 10QSB
period 2000-06-30
FIRST CHESAPEAKE FINANCIAL CORP
filed 2000-08-16
CIK 899164

Form 10-QSB for FIRST CHESAPEAKE FINANCIAL CORP filed on August 15, 2000



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock of registrant outstanding as of June 30, 2000 was 7,793,669 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                                                                June 30,          December 31,
                                                                                  2000                1999
                                                                              -----------         -----------
                                                                               (Unaudited)
ASSETS
Cash and cash equivalents                                                     $    57,802         $    70,617
Note and accounts receivable                                                      205,368              82,874
Mortgage loans held for resale                                                  1,169,326             911,050
Furniture and equipment, net                                                       94,177             103,689
Capitalized financing costs                                                        65,650             141,400
Goodwill                                                                        3,576,513           3,707,877
Other assets                                                                      100,676              43,897
                                                                              -----------         -----------

       Total assets                                                           $ 5,269,512         $ 5,061,404
                                                                              ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES
Note payable - bank                                                           $ 2,107,321         $ 2,107,321
Warehouse note payable - bank                                                   1,169,326             901,727
Note payable - other                                                              601,121             668,680
Accounts payable                                                                  584,701             557,116
Accrued expenses                                                                  310,056             152,020
Due to officers                                                                   678,446             414,411
Subordinated junior debentures                                                     75,000              75,000
Liabilities of discontinued operations                                            110,200             110,200
                                                                              -----------         -----------

       Total liabilities                                                        5,636,171           4,986,475
                                                                              -----------         -----------

STOCKHOLDERS' EQUITY (DEFICIENCY)
Convertible preferred stock; no par value; $1 stated value per
    share; 5,000,000 shares authorized; no shares issued                                -                   -
Common stock; no par value; 20,000,000 shares authorized;
7,793,669 and 8,002,000 issued and outstanding in 2000 and 1999                13,699,334          13,647,625
Accumulated deficit                                                           (14,065,993)        (13,572,696)
                                                                              -----------         -----------

       Total stockholders' equity (deficiency)                                   (366,659)             74,929
                                                                              -----------         -----------

                  Total liabilities and stockholders' equity                  $ 5,269,512         $ 5,061,404
                                                                              ===========         ===========

The accompanying notes are an integral part of these statements.

                                FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (Unaudited)



                                                      Three Months Ended June 30,          Six Months Ended June 30,
                                                      ---------------------------          -------------------------
                                                          2000            1999               2000              1999
                                                          ----            ----               ----              ----
REVENUES
Sales                                                  $1,031,045      $1,124,941         $2,006,748        $1,901,420
Interest income                                                 -           1,101              1,853             2,584
Other                                                           -               -                  -                 -
                                                       ----------      ----------         ----------        ----------
Total revenues                                          1,031,045       1,126,042          2,008,601         1,904,004

OPERATING EXPENSES
Compensation and employee benefits                        597,084         706,066          1,210,082         1,296,116
Professional fees                                          71,087          19,979            120,891            32,055
Occupancy                                                  61,819          76,673            134,795           119,784
Depreciation and amortization                             108,313          77,206            216,626           234,834
Interest and related expense                               92,815          46,267            154,415            88,096
Other operating expenses                                  333,211         444,486            665,088           577,783
                                                       ----------      ----------         ----------        ----------
Total expenses                                          1,264,329       1,370,677          2,501,897         2,348,668
                                                       ----------      ----------         ----------        ----------

NET LOSS                                               $  233,284      $  244,635         $  493,296        $  444,664
                                                       ==========      ==========         ==========        ==========
NET LOSS PER SHARE                                        $  0.03         $  0.04            $  0.06           $  0.07
                                                          =======         =======            =======           =======

See accompanying notes to consolidated financial statements.


                             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                                Six Months Ended June 30,
                                                                              2000                      1999
                                                                              ----                      ----

OPERATING ACTIVITIES
Net loss                                                                  $ (493,296)                $(444,664)
Adjustments
     Depreciation/amortization                                               216,626                   234,834
     (Increase) decrease in accounts receivable                             (122,494)                 (279,517)
     Net increase in loans held for resale                                  (258,276)                       --
     Decrease (increase) in other assets                                     (56,779)                   (5,452)
     Increase (decrease) in trade accounts payable                            27,585                    28,997
     Accrued expenses, net                                                   158,036                   146,580
     Decrease in liabilities of discontinued subsidiaries                         --                   (38,441)

Net cash provided (absorbed) by operating activities                        (528,598)                 (357,663)
                                                                           ---------               -----------


INVESTING ACTIVITIES
Purchase (disposition) of fixed assets                                            --                   (10,860)
Cash used in acquisition, net                                                     --                (1,185,889)
Net cash provided (absorbed) by investing activities                              --                (1,196,749)
                                                                           ---------               -----------

FINANCING ACTIVITIES
Proceeds of note payable - bank                                                   --                 1,500,000
Proceeds of bank warehouse loans                                             267,599                        --
Repayment of notes payable                                                   (67,559)                       --
Increase in amounts due officers                                             264,035                   107,985
Increase in common stock                                                      51,709                   117,499
Net cash provided by financing activities                                    515,784                 1,725,484
                                                                           ---------               -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (12,815)                  171,072

Cash and cash equivalents at beginning of period                              70,617                       969
                                                                           ---------               -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  57,802               $   172,041
                                                                           =========               ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash payments of interest expense                                          $ 133,163               $    66,135
                                                                           =========               ===========

See accompanying notes to consolidated financial statements.

             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation
-------------------------

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the years ended December 31, 1998 and December 31, 1999.

2.  Acquisition
---------------

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

         As of October 9, 1999, the Company restructured the remaining amounts due the sellers of the assets of Mortgage Concepts, Inc. which now operates as the Company's Collateral One subsidiary. The purchase price of $4,100,000 was unchanged, and was amended to consist of $2,862,500 of cash and $1,237,500 of Company common stock, payable over the same multi-year period of time. At June 30, 2000, the Company had paid the sellers $2,261,379 of cash, with the remaining cash payments due in 2000. The stock has been issued into escrow for release in 2000 and 2001. As described above, the remaining payments are subject to reduction if certain financial benchmarks are not attained.

3.  Debt and Equity Financing
-----------------------------

         In February 1999, the Company borrowed $1,500,000 from a bank; $1,200,000 of such borrowings was used in conjunction with the Mortgage Concepts, Inc. acquisition. The loan, guaranteed by certain officers of the Company and other individuals, bears interest at prime plus 2% and matures in November 2000. In November 1999, the Company borrowed an additional $607,000 from the bank, secured by the personal guaranty and collateral of the Chairman of the Board of Directors of the Company to partially finance a payment due the sellers of Mortgage Concepts, Inc. and for working capital needs. This loan also bears interest at prime plus 2% and matures in November 2000. In connection with both these financings, the Company entered into loan guaranty agreements with the individuals guaranteeing the loans, whereby such individuals received shares and/or options of the Company's common stock as compensation for their guarantees.

         In 1998, the Company issued $635,000 of convertible subordinated debentures. Up to 20% of the subordinated debenture notes are convertible, at any time at option of the holder, into the Company's common stock at a price of $2.00 per share. The $635,000 includes $350,000 of subordinated debentures issued to certain officers of the Company in exchange for a similar reduction in amounts due to officers. In November 1999, the Company offered to convert the convertible subordinated debentures into Company common stock at a conversion price of $1.50 per share. Holders of $560,000 of debentures elected to convert their holdings into 373,333 shares of common stock, including all debentures held by officers of the Company. At June 30, 2000, the remaining $75,000 of convertible subordinated debentures remain outstanding under the original terms and conditions of the issuance.

         The Company has warehouse lines of credit with maximum borrowings of $29,000,000 at June 30, 2000 and December 31, 1999. At June 30, 2000 and
December 31, 1999, $1,169,326 and $901,727 was outstanding under the lines, respectively.

         During the first half of 2000, the Company issued 66,667 shares under a private placement of common stock which raised a total of $175,000 of equity capital.

         In June 2000, the Company cancelled 275,000 shares of common stock previously issued to the former President of its FC Funding subsidiary pursuant to the terms of an employment agreement. The cancellation of these shares resulted in a reduction of compensation expense of $123,291 during the period ended June 30, 2000.

4.  Cessation of Florida Operations
-----------------------------------

         In January 2000, the Company ceased operations of its FC Funding wholesale mortgage banking subsidiary and closed its two Florida locations, effective January 31, 2000.

5.  Divestiture of Subsidiaries
-------------------------------

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

6.  Terminated Acquisition
--------------------------

         In March 2000, the Company entered into a preliminary agreement to acquire Whoofnet.com, Inc. and its affiliates ("Whoofnet"). Whoofnet had purported to be an Internet and telecommunications provider serving residential and small business clients through its free Internet service. In May 2000, the Company announced that it had terminated discussions to acquire Whoofnet.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition

         Assets of the Company increased from $5,061,000 at December 31, 1999 to $5,270,000 at June 30, 2000, an increase of $209,000. This increase was primarily due to a $122,000 increase in accounts receivable and a $258,000 increase in mortgage loans held for resale, partially offset by amortization of goodwill and capitalized financing costs.

         Liabilities increased from $4,986,000 at December 31, 1999 to $5,636,000 at June 30, 2000 as a result of a $267,000 increase in warehouse note payable borrowings and a $186,000 increase in accounts payable and accrued expenses.

         Net worth at June 30, 2000 is -$367,000 (negative $367,000), resulting from the loss of $493,000 for the six month period and cancellation of $123,000 of common stock previously issued to a manager of a subsidiary, partially offset by the sale of $175,000 of common stock (as more fully described in Note 3 above). At June 30, 2000, the Company had liquid assets of $1,432,000 and current liabilities of $4,772,000, including a bank loan of $2,107,000 maturing in November 2000 and payments due the sellers of Mortgage Concepts, Inc. of $601,000 due in 2000 (before any contractual reduction to the payment if certain financial benchmarks are not attained).

Results of Operations

Current Year Performance and Earnings Outlook

         The Company incurred a loss of $493,000 for the six months ended June 30, 2000 as compared to a loss of $445,000 for the same period in 1999. This increase in the amount of loss is a result of profits of the ongoing Collateral One operation of $235,000 being more than offset by losses at the since closed FC Funding operation of $83,000 and higher costs of corporate operations, including approximately $154,000 of interest expense and $208,000 of amortization of goodwill and capitalized financing costs associated with the Collateral One acquisition.

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


Comparison of Three Months Ended June 30, 2000 to Three Months Ended June 30,
1999

         Revenues. Total revenues for the three months ended June 30, 2000 amounted to $1,031,000 representing an decrease of $95,000 when compared to the same period in 1999. This decrease is a result of the closure of the Company's FC Funding subsidiary in early 2000.

         Expenses. Total expenses for the three months ended June 30, 2000 amounted to $1,264,000 as compared to $1,371,000 for the same period in 1999. This change is partially attributable to the decreased activity from the FC Funding subsidiary and partially attributable to improved margins for the Company's Collateral One subsidiary.

Comparison of Six Months Ended June 30, 2000 to Six Months Ended June 30, 1999

         Revenues. Total revenues for the six months ended June 30, 2000 amounted to $2,009,000 representing an increase of $105,000 when compared to the same period in 1999, representing inclusion of a full six months of operations of the Mortgage Concepts, Inc. subsidiary in 2000 (as compared with a short period from the February 10, 1999 acquisition date to June 30th in that year) more than offsetting elimination of the FC Funding operation between periods.

         Expenses. Total expenses for the six months ended June 30, 2000 amounted to $2,502,000 as compared to $2,349,000 for the same period in 1999, an increase of $153,000.


Liquidity and Capital Resources

         The Company's primary liquidity requirements have been the establishment, funding and expansion of its mortgage banking operations, including the February 1999 acquisition of Mortgage Concepts, Inc. and subsequent internal growth.

         The Company borrowed $2,107,000 from a bank in 1999 secured by the personal guarantees of several officers and directors of the Company and one outside investor to partially finance the Collateral One acquisition and for working capital needs (see Note 3 of the financial statements). The Company is seeking additional capital infusion to fund its operations and expansion and has obtained additional equity capital of $485,000 in 1999 and $175,000 in the first six months of 2000. While the Company believes it can attract the necessary capital to provide the liquidity necessary to pursue new business opportunities, no assurance can be given that it will in fact be able to do so.

         The Company funds its mortgage banking activities in large part through warehouse lines of credit, and its ability to continue to originate and wholesale residential mortgages is dependent upon continued access to capital on acceptable terms. Borrowings under these lines are repaid with the proceeds received by the Company from the sale of the loans to institutional investors. The Company's committed warehouse lines at June 30, 2000 allowed the Company to borrow up to $29 million. The warehouse lines expire within the next twelve months, but are generally renewable, however, no assurances are given that the Company can renew its warehouse lines or that such renewals can be made on equal or more favorable terms to the Company. The Company sells its originated and purchased loans, including all servicing rights, for cash to institutional investors, usually on a non-recourse basis, with proceeds applied to reduce corresponding warehouse line outstandings.

         Cash and cash equivalents at June 30, 2000 amounted to $58,000 as compared to $71,000 at December 31, 1999, or a decrease of $13,000.

         During the first six months of 2000, the Company's operating activities utilized $529,000 as compared to utilizing $358,000 in the same period in 1999. The cash utilized by operating activities in the first six months of 2000 resulted from the Company's net loss for the period as well as substantial increases in loans held for resale and account receivable.

         Investing activities were negligible in the first six months of 2000 as compared with utilizing $1,197,000 in the same period of 1999 for the Collateral One acquisition.

         Financing activities provided $516,000 of capital in the first six months of 2000 primarily through increased warehouse line borrowings and increases in amounts due officers during the period. During the comparable period of 1999 financing activities provided $1,725,000 of cash, primarily through the $1,500,000 bank borrowing to partially finance the Collateral One acquisition.

         As of June 30, 2000, the Company had cash and cash equivalents of $58,000. The Company is seeking additional capital infusion to fund its operations and obtained additional equity capital of $175,000 in the first six months of 2000. While the Company believes it can attract the necessary capital to provide the liquidity necessary to pursue new business opportunities, no assurance can be given that it will in fact be able to do so.

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


                                       FIRST CHESAPEAKE FINANCIAL CORPORATION
Registrant

Date: August 15, 2000                  By: /s/ Mark Mendelson
                                       ----------------------
                                       Mark Mendelson, Chief Executive Officer

                                       By: /s/ Mark E. Glatz
                                       ---------------------
                                       Mark E. Glatz, Chief Financial Officer