Form 10QSB
period 2000-09-30
FIRST CHESAPEAKE FINANCIAL CORP
filed 2000-11-14
CIK 899164

Form 10-QSB for FIRST CHESAPEAKE FINANCIAL CORP filed on November 13, 2000



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock of registrant outstanding as of September 30, 2000 was 7,353,536 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS

                                                                               September 30,       December 31,
                                                                                    2000               1999
                                                                                ------------      -------------
                                                                                (Unaudited)
ASSETS
Cash and cash equivalents                                                     $     57,752        $     70,617
Accounts receivable                                                                221,712              82,874
Mortgage loans held for resale                                                     394,586             911,050
Furniture and equipment, net                                                        89,421             103,689
Capitalized financing costs                                                         27,775             141,400
Goodwill                                                                         2,260,507           3,707,877
Other assets                                                                       121,057              43,897
                                                                              -------------       -------------

       Total assets                                                           $  3,172,810        $  5,061,404
                                                                              =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES
Note payable - bank                                                           $  2,107,321        $  2,107,321
Warehouse note payable - bank                                                      394,586             901,727
Note payable - other                                                               197,938             668,680
Accounts payable                                                                   568,002             557,116
Accrued expenses                                                                   335,326             152,020
Due to officers                                                                    754,024             414,411
Subordinated junior debentures                                                      75,000              75,000
Liabilities of discontinued operations                                             110,200             110,200
                                                                              -------------       -------------

       Total liabilities                                                         4,542,397           4,986,475
                                                                              -------------       -------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
Convertible preferred stock; no par value; $1 stated value per
    share; 5,000,000 shares authorized; no shares issued                                 -                   -
Common stock; no par value; 20,000,000 shares authorized;
    7,793,669 and 7,353,536 issued and outstanding in 2000 and 1999             12,865,584          13,647,625
Accumulated deficit                                                            (14,235,171)        (13,572,696)
                                                                              -------------       -------------

       Total stockholders' equity (deficiency)                                  (1,369,587)             74,929
                                                                              -------------       -------------

       Total liabilities and stockholders' equity                             $  3,172,810        $  5,061,404
                                                                              =============       =============


The accompanying notes are an integral part of these statements.

                           FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Unaudited)


                                      Three months ended September 30,      Nine months ended September 30,
                                      --------------------------------      -------------------------------
                                               2000               1999              2000               1999
                                               ----               ----              ----               ----
REVENUES
Sales                                   $ 1,085,157        $ 1,261,899       $ 3,091,905        $ 3,163,319
Interest income                                 -0-             33,776             1,853             36,360
Other                                           -0-                -0-               -0-                -0-
                                        -----------        -----------       -----------        -----------

Total revenues                            1,085,157          1,295,675         3,093,758          3,199,679

OPERATING EXPENSES
Compensation and employee benefits          718,045            948,841         1,928,127          2,244,957
Professional fees                            33,106             30,796           153,997             62,851
Occupancy                                    79,709             70,468           214,504            190,252
Depreciation and amortization                62,387             81,038           279,013            205,541
Interest expense                            110,348             94,708           264,763            182,804
Other expenses                              250,740            457,457           915,828          1,145,570
                                        -----------        -----------       -----------        -----------

Total expenses                            1,254,335          1,683,308         3,756,232          4,031,975
                                        -----------        -----------       -----------        -----------

NET LOSS                                $   169,178        $   387,633       $   662,474        $   832,296
                                        ===========        ===========       ===========        ===========

NET LOSS PER SHARE                            $0.02              $0.06            $ 0.09             $ 0.13
                                              =====              =====            ======             ======



See accompanying notes to consolidated financial statements.

                                FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)
                                                                                    Nine Months Ended September 30,
                                                                                    -------------------------------
                                                                                     2000                     1999
                                                                                     ----                     ----

OPERATING ACTIVITIES
Net loss                                                                         $  (662,474)             $  (832,296)
Adjustments to reconcile net loss to net cash used in operating activities:
     Unpaid officers' compensation                                                   339,613                  171,636
     Common stock issued as (cancelled as) compensation                             (123,291)                    --
     Depreciation/amortization                                                       279,013                  304,016
     (Increase) decrease in accounts receivable                                     (138,838)                (326,436)
     (Increase) decrease in mortgage loans held for resale                           516,464               (1,567,970)
     Increase (decrease) in warehouse note payable - bank                           (507,141)               1,549,805
     (Increase) decrease in other assets                                             (77,161)                  (9,095)
     Increase (decrease) in trade accounts payable and accruals                      194,192                  400,570
     Decrease in liabilities of discontinued subsidiaries                               --                    (38,441)

Net cash provided (absorbed) by operating activities                                (179,623)                (348,211)
                                                                                 -----------              -----------


INVESTING ACTIVITIES
Purchase (disposition) of fixed assets                                                  --                    (28,560)
Cash used in acquisition, net                                                           --                 (1,185,889)
Net cash provided (absorbed) by investing activities                                    --                 (1,214,449)
                                                                                 -----------              -----------


FINANCING ACTIVITIES
Proceeds of note payable - bank                                                         --                  1,500,000
Proceeds of notes payable (net)                                                       (8,242)                    --
Increase (decrease) in common stock                                                  175,000                  131,248
Net cash provided by financing activities                                            166,758                1,631,248
                                                                                 -----------              -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (12,865)                  68,588
Cash and cash equivalents at beginning of period                                      70,617                      969
                                                                                 -----------              -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $    57,752              $    69,557
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

             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation
-------------------------

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the years ended December 31, 1998 and December 31, 1999.

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

         As of August 31, 2000, the Company implemented a purchase price adjustment and restructured the remaining amounts due the sellers of the assets of Mortgage Concepts, Inc. The purchase price of $4,100,000 was reduced to $2,804,000 in accordance with the Asset Purchase Agreement, and was amended to consist of $2,400,000 of cash and $404,000 of Company common stock. At September 30, 2000, the Company had paid the sellers $2,278,000 of cash, with the remaining $122,000 of cash payments due in ten equal installments through August 2001. All stock due the sellers had been issued as of August 31, 2000.

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

         In 1998, the Company issued $635,000 of convertible subordinated debentures. Up to 20% of the subordinated debenture notes are convertible, at any time at option of the holder, into the Company's common stock at a price of $2.00 per share. The $635,000 includes $350,000 of subordinated debentures issued to certain officers of the Company in exchange for a similar reduction in amounts due to officers. In November 1999, the Company offered to convert the convertible subordinated debentures into Company common stock at a conversion price of $1.50 per share. Holders of $560,000 of debentures elected to convert their holdings into 373,333 shares of common stock, including all debentures held by officers of the Company. At September 30, 2000, the remaining $75,000 of convertible subordinated debentures remain outstanding under the original terms and conditions of the issuance.

         The Company has warehouse lines of credit with maximum borrowings of $29,000,000 at September 30, 2000 and December 31, 1999. At September 30, 2000 and December 31, 1999, $394,586 and $901,727 was outstanding under the lines, respectively.

         In March 2000, the Company issued 66,667 shares under a private placement of common stock which raised a total of $175,000 of equity capital.

         In June 2000, the Company cancelled 275,000 shares of common stock previously issued to the former President of its FC Funding subsidiary pursuant to the terms of an employment agreement. The cancellation of these shares resulted in a reduction of compensation expense of $123,291 during the period ended September 30, 2000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------


Financial Condition

         Assets of the Company decreased from $5,061,000 at December 31, 1999 to $3,173,000 at September 30, 2000, a decrease of $1,888,000. This decrease was primarily due to a reduction in goodwill of $1,296,000 arising from implementation of an acquisition purchase price adjustment as described in Note 2 above. In addition, a $139,000 increase in accounts receivable of the Company's Collateral One subsidiary was more than offset by a $516,000 decrease in mortgage loans held for resale and amortization of goodwill and capitalized financing costs.

         Liabilities decreased from $4,986,000 at December 31, 1999 to $4,542,000 at September 30, 2000 as a result of a $507,000 decrease in warehouse note payable borrowings partially offset by a $194,000 increase in accounts payable and accrued expenses.

         Net worth decreased from $74,000 at December 31, 1999 to -$1,370,000 (negative $1,370,000) at September 30, 2000. This change is primarily the result of cancellation of $834,000 of common stock arising from implementation of an acquisition purchase price adjustment as described in Note 2 above, as well as from the loss of $388,000 for the nine month period and cancellation of $123,000 of common stock previously issued to a manager of a subsidiary, partially offset by the sale of $175,000 of common stock (as more fully described in Note 3 above). At September 30, 2000, the Company had liquid assets of $675,000 and current liabilities of $3,603,000, including a bank loan of $2,107,000 maturing in November 2000 and payments due the sellers of Mortgage Concepts, Inc. of $122,000 due within a 12 month period.

Results of Operations

Current Year Performance and Earnings Outlook

         The Company incurred a loss of $662,000 for the nine months ended September 30, 2000 as compared to a loss of $832,000 for the same period in 1999. This increase in the amount of loss is a result of profits of the ongoing Collateral One operation of $418,000 being more than offset by losses at the since closed FC Funding operation of $86,000 and higher costs of corporate operations, including approximately $265,000 of interest expense and $279,000 of depreciation and amortization of goodwill and capitalized financing costs associated with the Collateral One acquisition.

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


Comparison of Three Months Ended September 30, 2000 to Three Months Ended September 30, 1999

         Revenues. Total revenues for the three months ended September 30, 2000 amounted to $1,085,000 representing an decrease of $211,000 when compared to the same period in 1999. This decrease is a result of the closure of the Company's FC Funding subsidiary in early 2000.

         Expenses. Total expenses for the three months ended September 30, 2000 amounted to $1,264,000 as compared to $1,683,000 for the same period in 1999. This change is partially attributable to the decreased activity from the FC Funding subsidiary and partially attributable to improved margins for the Company's Collateral One subsidiary.


Comparison of Nine Months Ended September 30, 2000 to Nine Months Ended September 30, 1999

         Revenues. Total revenues for the nine months ended September 30, 2000 amounted to $3,094,000 representing a decrease of $106,000 when compared to the same period in 1999, representing inclusion of a full nine months of operations of the Collateral One subsidiary in 2000 (as compared with a short period from the February 10, 1999 acquisition date to September 30th of that year) more than offsetting elimination of the FC Funding operation between periods.

         Expenses. Total expenses for the nine months ended September 30, 2000 amounted to $3,756,000 as compared to $4,032,000 for the same period in 1999, an improvement of $276,000 between periods.


Liquidity and Capital Resources

         The Company's primary liquidity requirements have been the establishment, funding and expansion of its mortgage banking operations, including the February 1999 acquisition of Mortgage Concepts, Inc. and subsequent internal growth.

         The Company borrowed $2,107,000 from a bank in 1999 secured by the personal guarantees of several officers and directors of the Company and one outside investor to partially finance the Collateral One acquisition and for working capital needs (see Note 3 of the financial statements). The Company is seeking additional capital infusion to fund its operations and expansion and has obtained additional equity capital of $485,000 in 1999 and $175,000 in the first nine months of 2000. While the Company believes it can attract the necessary capital to provide the liquidity necessary to pursue new business opportunities, no assurance can be given that it will in fact be able to do so.

         The Company funds its mortgage banking activities in large part through warehouse lines of credit, and its ability to continue to originate and wholesale residential mortgages is dependent upon continued access to capital on acceptable terms. Borrowings under these lines are repaid with the proceeds received by the Company from the sale of the loans to institutional investors. The Company's committed warehouse lines at September 30, 2000 allowed the Company to borrow up to $29 million. The warehouse lines expire within the next twelve months, but are generally renewable, however, no assurances are given that the Company can renew its warehouse lines or that such renewals can be made on equal or more favorable terms to the Company. The Company sells its originated and purchased loans, including all servicing rights, for cash to institutional investors, usually on a non-recourse basis, with proceeds applied to reduce corresponding warehouse line outstandings.

         Cash and cash equivalents at September 30, 2000 amounted to $58,000 as compared to $71,000 at December 31, 1999, or a decrease of $13,000.

         During the first nine months of 2000, the Company's operating activities utilized $180,000 as compared to utilizing $348,000 in the same period in 1999. The cash utilized by operating activities in the first nine months of 2000 resulted from the Company's net loss for the period offset by a $194,000 increase in accounts payable and accruals as well as by non-cash operating activities (depreciation/amortization of $279,000, and an increase in unpaid officers' compensation of $340,000, and cancellation of $123,000 of common stock previously issued as compensation).

         Investing activities were negligible in the first nine months of 2000 as compared with utilizing $1,214,000 in the same period of 1999 for the Collateral One acquisition.

         Financing activities provided $167,000 of capital in the first nine months of 2000 primarily through the sale of $175,000 of common stock. During the comparable period of 1999 financing activities provided $1,631,000 of cash, primarily through the $1,500,000 bank borrowing to partially finance the Collateral One acquisition.

         As of September 30, 2000, the Company had cash and cash equivalents of $58,000. The Company is seeking additional capital infusion to fund its operations and obtained additional equity capital of $175,000 in the first nine months of 2000. While the Company believes it can attract the necessary capital to provide the liquidity necessary to pursue new business opportunities, no assurance can be given that it will in fact be able to do so.

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


                                      FIRST CHESAPEAKE FINANCIAL CORPORATION
Registrant:

Date: November 13, 2000                  By: /s/ Mark Mendelson
                                         ------------------------------
                                         Mark Mendelson, Chief Executive Officer

                                         By: /s/ Mark E. Glatz
                                         ------------------------------
                                         Mark E. Glatz, Chief Financial Officer