Form 10KSB40
period 2000-12-31
FIRST CHESAPEAKE FINANCIAL CORP
filed 2001-04-30
CIK 899164

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

             Annual Report Pursuant to Section 13 or 15(d) of the
  Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were: $4,064,731.

The aggregate market value of the issuer's voting stock held as of April 23, 2001, by nonaffiliates of the issuer was approximately $1,720,000.

As of December 31, 2000, issuer had 9,051,153 shares of its no par common stock outstanding.

Documents Incorporated by Reference:  None.

Transitional Small Business Disclosure Format.  Yes [  ] No [X]

PART I
------

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

     In 1998, the Company established a new mortgage banking subsidiary, and subsequently in 1999 and 2000 the Company has expanded its mortgage banking operations through acquisitions and internal growth.

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

     In the period from 1995 through 1997, the Company also invested in four companies which were outside its core financial services business. In 1998, the newly-elected Board of Directors examined the Company's non-financial services related businesses and their viability within the Company's overall strategic plan and subsequently decided to exit these businesses. As a result, two of these businesses ceased operations and two of these businesses were sold.

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

     In the 1st quarter of 2001, the company acquired substantially all of the assets of Family First Mortgage, Inc., a Fort Lauderdale, FL originator of residential mortgage loans.

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

     The Company funds its mortgage banking activities in large part through warehouse lines of credit, and its ability to continue to originate and wholesale residential mortgages is dependent upon continued access to capital on acceptable terms. Borrowings under these lines are repaid with the proceeds received by the Company from the sale of the loans to institutional investors. The Company's committed warehouse lines at December 31, 2000 and 1999 allowed the Company to borrow up to $2 million and $29 million. The existing warehouse lines expire within the next twelve months, but are generally renewable, however, no assurances are given that the Company can renew its warehouse lines or that such renewals can be made on equal or more favorable terms to the Company. The Company sells its originated and purchased loans, including all servicing rights, for cash to institutional investors, usually on a non-recourse basis, with proceeds applied to reduce the corresponding warehouse lines outstanding.

     At December 31, 2000, the Company's mortgage banking operations consisted of eleven offices in six states, with an office in formation in Florida and applications pending to expand into eight additional states with the goal to expand nationwide through both internal growth and acquisition. The Company currently originates loans in Indiana, Kentucky, Missouri, North and South Carolina, Tennessee and Florida, with applications for approval pending in New Jersey, Pennsylvania, Massachusetts, Connecticut, New York, Maryland, Delaware, Virginia, New Hampshire, Maine and Rhode Island.

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

Previous Non-Mortgage Banking Businesses
----------------------------------------

     In the period from 1995 through 1997, the Company invested in four companies which were outside its core financial services business:

     National Archives, Inc. National Archives, Inc. ("National Archives") is a 60% owned subsidiary of the Company which was sold as of December 29, 1999. In late 1995, the Company acquired a 60% interest in the startup company, a Pennsylvania corporation, for a purchase price of $150,000 in cash and certain furniture and equipment valued at approximately $38,000. National Archives is located in Philadelphia, Pennsylvania and provides document archive services from a rented warehouse. National Archives has been slow in attracting new customers and never attained profitable operations. In December 2000, the Company sold its interest in National Archives to an unrelated third party.

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

     Premiere Chemical Products, Inc. Premiere Chemical Products, Inc. ("Premiere Chemical Products") was a wholly-owned subsidiary of the Company that was sold as of January 1, 1999. Premiere Chemical Products was organized by the Company in 1997 to develop, manufacture, distribute and market its proprietary formulation of laundry detergent and related products. Marketing and initial sales efforts commenced early in 1998 yet failed to meet projections. In the 4/th/ quarter of 1998, as part of its overall refocus on the financial services businesses, the Company agreed to sell the stock of Premiere Chemical Products to its management in exchange for assumption of liabilities of the subsidiary. This sale was completed in 1999.

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

     As discussed previously, in 1998 the Board of Directors examined the Company's non-financial services related businesses and their viability within the Company's overall strategic plan and subsequently decided to exit certain of these businesses. By December 31, 2000, the Company had divested of all four of these businesses to focus on its core financial services business.

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

Employees
---------

     As of December 31, 2000, the Company had approximately eighty employees, including three full-time employees at the Company's headquarters in Philadelphia, Pennsylvania. None of the Company's employees are represented by unions. The Company considers its relations with its employees to be good.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company's corporate and administrative headquarters are located in Philadelphia, PA, which comprise approximately 2,000 square feet of leased office and warehouse space. Until its sale in December 2000, the Company's subsidiary, National Archives, also leased approximately 25,000 square feet of office and warehouse space in the same property. The leased property is owned by an entity controlled by the Company's Chief Executive Officer, and is extended on a month to month basis to each entity with no current rental payments.

     The Company's subsidiary, Collateral One, leases approximately 20,000 square feet of office space at locations in Louisville, KY, Lexington, KY, St. Louis, MO, Indianapolis, IN, Charlotte, NC, Raleigh, NC, Nashville, TN, Greensboro, NC, Columbia, SC and Memphis, TN under leases which are all short term in nature with aggregate annual lease payments of approximately $275,000.

     The Company's subsidiary, First Chesapeake Funding, leased 2,400 square feet of office space in Sunrise, Florida under a five year lease with annual lease payments of $71,000. This office was closed in early 2000 and the Company has sublet this office space to a tenant for the remaining term of the lease.

     The Company's subsidiary, First Chesapeake Acquisition, leased approximately 2,000 square feet of office space in Coral Gables, FL under a three year lease which commenced in 1999 with annual lease payments of $48,000. This office was closed in early 2000 and a new tenant has occupied this office space.

     The Company's newly acquired operation, Family First Mortgage, leases approximately 7,500 square feet of office space in Fort Lauderdale, FL under a month to month lease.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting on December 29, 2000. At the annual meeting, the shareholders elected Mark Mendelson, Mark Glatz, Paul Dandridge, James Greenfield, Vincent Muratore, Pasquale Nestico and John Papandon to serve on the Board of Directors. Richard Chakejian, Jr., formerly an officer of the company, withdrew his name from nomination to the Board of Directors prior to the annual meeting. No other matters were voted upon.

PART II
-------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is not listed on any exchange. However, market quotes for the Company's common stock (under the symbol "FCFK") may be obtained from the National Association of Securities Dealers through the NASD OTC Bulletin Board, its automated system for reporting non-NASDAQ quotes. The following table sets forth, for the indicated calendar periods, the high and low bid prices (as reported by the OTC Bulletin Board) for the Company's common stock through December 31, 2000:

                                               Bid Price
                                               ---------
                                           High         Low
                                           ----         ---
     1999
     First Quarter                          3-3/16     1-3/16
     Second Quarter                         2          1
     Third Quarter                          1-3/8        7/8
     Fourth Quarter                         2-1/4        7/8

     2000
     First Quarter                          4-1/2      1-1/8
     Second Quarter                         3-1/16       5/8
     Third Quarter                          2-5/16       5/8
     Fourth Quarter                            7/8       1/2

     The prices set forth in this table represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not necessarily represent actual transactions.

     As of December 31, 2000, there were 379 stockholders of record; however, the Company believes there were over 1,370 beneficial stockholders of the Company's common stock.

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

     In 1998, the Company established a new mortgage banking subsidiary, and subsequently in 1999, 2000 and 2001 the Company has expanded its mortgage banking operations through acquisitions and internal growth.

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

     The Company funds its mortgage banking activities in large part through warehouse lines of credit, and its ability to continue to originate and wholesale residential mortgages is dependent upon continued access to capital on acceptable terms. Borrowings under these lines are repaid with the proceeds received by the Company from the sale of the loans to institutional investors. The Company's committed warehouse lines at December 31, 2000 and 1999 allowed the Company to borrow up to $2 million and $29 million. The existing warehouse lines expire within the next twelve months, but are generally renewable, however, no assurances are given that the Company can renew its warehouse lines or that such renewals can be made on equal or more favorable terms to the Company. The Company sells its originated and purchased loans, including all servicing rights, for cash to institutional investors, usually on a non-recourse basis, with proceeds applied to reduce corresponding warehouse line outstandings.

     At December 31, 2000, the Company's mortgage banking operations consisted of eleven offices in six states, with an office in formation in Florida and applications pending to expand into eight additional states with the goal to expand nationwide through both internal growth and acquisition. The Company currently originates loans in Indiana, Kentucky, Missouri, North and South Carolina, Tennessee and Florida, with applications for approval pending in New Jersey, Pennsylvania, Massachusetts, Connecticut, New York, Maryland, Delaware, Virginia, New Hampshire, Maine and Rhode Island.

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

Financial Condition
-------------------

     Assets of the Company decreased from $5,061,000 at December 31, 1999 to $3,039,000 at December 31, 2000, a decrease of $2,022,000. This decrease was primarily due to a reduction in goodwill of $1,296,000 arising from implementation of an acquisition purchase price adjustment as described in Note D of the financial statements.

In addition, a $95,000 increase in accounts receivable of the Company's Collateral One subsidiary was more than offset by a $594,000 decrease in mortgage loans held for resale, amortization of $171,000 of goodwill and $141,000 of capitalized financing costs between fiscal dates.

     At December 31, 2000, assets consisted of acquisition-related goodwill of $2,241,000, mortgage loans held for resale of $317,000, cash and other current assets of $251,000, as well as $67,000 of fixed assets and $163,000 of other assets. At December 31, 1999, assets consisted of acquisition-related goodwill of $3,708,000, mortgage loans held for resale of $911,000, cash and other current assets of $153,000, capitalized financing costs of $141,000, as well as fixed and other assets.

     Liabilities decreased from $4,986,000 at December 31, 1999 to $3,971,000 at December 31, 2000 as a result of a $553,000 decrease in warehouse note payable borrowings, a $584,000 decrease in "Notes payable - other" arising from cancellation of $462,000 of notes due the sellers of the assets of Mortgage Concepts, Inc. under the acquisition purchase price adjustment described in Note D of the financial statements, as well as scheduled amortization of the balance of the note due the sellers. partially offset by a $163,000 increase in liabilities of discontinued operations arising from the sale of the assets of National Archives.

     At the most recent fiscal date, liabilities including bank debt of $2,107,000 and other debt of $85,000 associated with the Collateral One acquisition, warehouse notes payable to banks of $349,000, accounts payable and accruals totaling $681,000, $75,000 of subordinated junior debentures, $400,000 of deferred salaries due officers of the Company and $273,000 of liabilities of discontinued operations.

     Net worth decreased from $75,000 at December 31, 1999 to negative $932,000 at December 31, 2000. This change is primarily the result of cancellation of $834,000 of common stock arising from implementation of an acquisition purchase price adjustment as described in Note D of the financial statements, as well as from the loss of $831,000 for the twelve month period and cancellation of $123,000 of common stock previously issued to a manager of a subsidiary, offset by the sale of $175,000 of common stock and issuance of $600,000 of common stock to certain officers of the Company in exchange for cancellation of debt of the same amount. At December 31, 2000, the Company had current assets of $568,000 and current liabilities of $3,222,000, including the subsequently restructured bank loan of $2,107,000 and remaining payments due the sellers of Mortgage Concepts, Inc. of $85,000 due in 2001.

     Subsequent to December 31, 2000, the Company has raised $928,000 through the private placement of the Company's Series B Convertible Preferred Stock, and has authorized a maximum of $1,500,000 under this offering. The Company anticipates placement of the remaining authorized amount during 2001, although no assurances can be given Company will be successful in its efforts to complete this private placement.

Results of Operations
---------------------

Current Year Performance and Earnings Outlook

     The Company incurred a loss of $831,000 for the year ended December 31, 2000. This loss is a result of operating losses of $51,000 at the since ceased First Chesapeake Funding operation and $9,000 at the since divested National Archives subsidiaries offsetting the $477,000 operating profit of the Collateral One subsidiary and $119,000 gain on disposition of National Archives, in addition to interest and related costs ($493,000), depreciation/amortization ($207,000) and other corporate net expenses ($667,000).

     As discussed previously, the Company is implementing its strategic plan of developing a retail and wholesale mortgage banking operation through acquisition and internal growth as a step toward developing a vertically integrated financial services company that can provide mortgage origination, homeowner's insurance, title insurance and home warranties, among other financial services, consumer direct, wholesale and through the Internet. However, there are no assurances that the Company will be able to successfully implement all aspects of its strategic plan.

Comparison of Year Ended December 31, 2000 to Year Ended December 31, 1999

     The Company incurred a loss from continuing operations of $889,000 for the year ended December 31, 2000 compared to a loss from continuing operations of $1,331,000 for the year ended December 31, 1999. An incremental loss from the discontinued operations of $60,000 and a gain on disposition of discontinued operations of $119,000 resulted in the net loss of $831,000 for 2000, compared with an incremental loss from discontinued operations of $41,000 and a net loss of $1,372,000 for 1999.

     Total revenues from continuing operations for the year ended December 31, 2000 amounted to $3,982,000 representing a decrease of $154,000 when compared to 1999's revenues of $4,244,000. The decrease in revenue is primarily attributable to closure of First Chesapeake Funding operation in early 2000. Total expenses from continuing operations for 2000 amounted to $4,954,000 as compared to $5,575,000 in 1999, a decrease of $621,000, and was also attributable to the January 2000 closure of the First Chesapeake Funding operation.

Liquidity and Capital Resources
-------------------------------

     The Company's primary liquidity requirements have been the establishment, funding and expansion of its mortgage banking operations.

     The Company funds its mortgage banking activities in large part through warehouse lines of credit, and its ability to continue to originate and wholesale residential mortgages is dependent upon continued access to capital on acceptable terms. Borrowings under these lines are repaid with the proceeds received by the Company from the sale of the loans to institutional investors. The Company's committed warehouse lines at December 31, 2000 allowed the Company to borrow up to $2 million. The existing warehouse lines expire within the next twelve months, but are generally renewable, however, no assurances are given that the Company can renew its warehouse lines or that such renewals can be made on equal or more favorable terms to the Company. The Company sells its originated and purchased loans, including all servicing rights, for cash to institutional investors, usually on a non-recourse basis, with proceeds applied to reduce corresponding warehouse line outstandings.

     In 1998, the Company raised $635,000 under a subordinated debenture offering. In February 1999, the Company borrowed $1,500,000 from a bank secured by the personal guarantees of several officers and directors of the Company and one outside investor to partially finance the Collateral One acquisition and for working capital needs. In November 1999, the Company borrowed an additional $607,000 from its bank and raised $485,000 under a private placement of common stock to partially finance a payment due under the Collateral One acquisition. In March 2000 the Company raised another $175,000 under a private placement of common stock, and through March 31, 2001 raised an additional $928,000 under a private placement of convertible preferred stock. The Company is seeking additional capital infusion to fund its mortgage banking acquisitions and expansion. While the Company believes it can attract the necessary capital to provide the liquidity necessary to pursue new business opportunities, no assurance can be given that it will in fact be able to do so.

     Cash and cash equivalents at December 31, 2000 amounted to $74,000 as compared to $71,000 at December 31, 1999, or an increase of $3,000.

     During 2000, the Company's operating activities provided $496,000 as compared to utilizing $1,324,000 in 1999. The reduction in utilization of cash resources from operating activities resulted from the Company's lower net losses in 2000, offset by non-cash items (issuance of $600,000 of common stock in lieu of cash payments to officers and depreciation and amortization of $349,000 primarily associated with the goodwill from the Collateral One acquisition) and a $594,000 decrease in mortgage loans held for resale.

     The Company had no investing activities in 2000. By comparison, investing activities in 1999 utilized $1,204,000, reflecting net cash of $1,186,000 applied toward the Collateral One acquisition.

     In 2000, financing activities utilized $493,000 of capital through reduction in warehouse line borrowings of $553,000 and $121,000 of amortization of notes payable to the sellers of Collateral One, offset by the aforementioned $175,000 private placement of common stock, as compared with in 1999 providing $2,599,000 of capital through the $2,107,000 of acquisition-related bank debt, $902,000 of warehouse line borrowings and $485,000 private placement of common stock.

ITEM 7.   FINANCIAL STATEMENTS

     See the Audited Financial Statements set forth at the end of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In a report on Form 8-K dated April 26, 2001 the Company announced a change in Registrant's certifying accountant from Grant Thornton LLP to Gross Kreger & Passio, L.L.C. as of April 23, 2001. The Company's Form 8-K dated April 26, 2001 is incorporated by reference.

     In a report on Form 8-K dated June 8, 1999 the Company announced a change in Registrant's certifying accountant from BDO Seidman, LLP to Grant Thornton LLP as of June 8, 1999. The Company's Form 8-K dated June 8, 1999 is incorporated by reference.


PART III
--------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The names, positions, ages and backgrounds of the directors and executive officers of the Company at December 31, 2000 are set forth below.

Name                      Age    Position and Background
----                      ---    -----------------------

Mark Mendelson             44    Chairman of the Board of Directors and Chief
                                 Executive Officer. Mr. Mendelson has been a
                                 Director of the Company since August 1996.
                                 Since 1984, Mr. Mendelson has served as
                                 Chairman and Chief Executive Officer of Hampton
                                 Real Estate Group, Inc., a diversified real estate brokerage, development, and management firm specializing in commercial and residential properties throughout the United States. Mr.
                                 Mendelson is a former director and past
                                 chairman of the Audit Committee of Equimark
                                 Bank Corporation (currently known as Integra) and sits on the boards of a variety of civic and philanthropic institutions.

Paul A. Dandridge          73    Director. Mr. Dandridge is an attorney and
                                 former City of Philadelphia Judge who currently services as Chairman of Philadelphia Health
                                 Management Corporation, a non-profit, public health organization committed to improving the health of the community. Mr. Dandridge was elected to fill a vacancy on the Board of Directors in September 2000.

Mark Glatz                 38    Director and Chief Financial Officer. Mr. Glatz
                                 is experienced in finance, banking, and a wide array of industries, and holds a degree in accounting and an MBA in financial management.
                                 Mr. Glatz has served as Chief Financial Officer of the Company since July 1998.

James Greenfield           48    Director and Secretary. Mr. Greenfield is an
                                 attorney with experience in private practice, emphasizing municipal law, real estate matters, and complex commercial litigation and arbitration.

Vincent Muratore           54    Director. Mr. Muratore has over 30 years
                                 mortgage banking experience, having
                                 successfully grown organizations of over $3.0 billion and $1.5 billion of annual loan volume prior to joining the Company as a senior officer of the mortgage banking operations.

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

Resignation of Board Members
----------------------------

     On May 10, 2000, Jay Vederman resigned as a Director of the Company. Mr. Vederman had served as a Director since November 1999.

     Matthew Coppolino served as a Director from July 1998 until his death in June 2000.

     In September 2000, the Board of Directors terminated Richard N. Chakejian, Jr. as an officer and employee of the Company and certain subsidiaries. In December 2000, Mr. Chakejian withdrew his name from nomination to the Board of Directors prior to the annual meeting of shareholders.

Compliance with Section 16(a) of the Securities Exchange Act
------------------------------------------------------------

     Section 16 (a) of the Securities Exchange Act requires the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file reports of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission and the National Association of Security Dealers. Officers, directors and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file. Based solely on the Company's review of the copies of such forms it has received, the Company believes that all its officers, directors and greater than ten percent (10%) beneficial owners are in compliance with all filing requirements applicable to them with respect to transactions during the fiscal year ended December 31, 2000.

ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Directors
-------------------------

     Directors who are not executive officers of the Company ("Outside Directors") are entitled to receive compensation of $2,000 per calendar quarter served.

     In December 1999, the Executive Compensation Committee and Board of Directors authorized the optional conversion of accrued Outside Director fees to stock options under the 1999 ISO Plan. The options are immediately vested, exercisable at $1.20 per share (since repriced to $0.80 per share), and expire on December 29, 2004. The then Outside Directors elected to convert their accrued directors fees into a total of 39,000 shares under the 1999 ISO Plan.

     During 2000 the Company awarded 80,000 option shares to the Outside Directors of the Company at exercise prices ranging from $0.55 to $0.80 per share and expiration dates from June 30, 2005 to December 29, 2005 under the 1999 ISO Plan. Specifically, 20,000 option shares were awarded each to Paul Dandridge, James Greenfield, Pasquale Nestico and John Papandon.

Compensation of Executive Officers
----------------------------------

     The following table sets forth, for the three years ended December 31, 2000, certain information as to the total remuneration paid to each of the Company's executive officers whose total annual salary and bonus exceeded $100,000 for services in all capacities:

                                                   Annual Compensation     Other        All Other
                                                   -------------------
     Name                                          Salary        Other      Reimb.     Compensation
     Principal Position /F1/                Year    /F2/          /F3/       /F4/          /F5/
     -----------------------                ----    ----          ----       ----          ----
     Mark Mendelson                         2000   $120,000     $      0    $12,000       $12,000
     Chairman and CEO                       1999   $120,000     $      0    $12,000       $12,000
                                            1998   $ 75,000     $100,000    $ 9,000       $12,000

     Richard N. Chakejian, Jr. /F6/         2000   $      0     $      0    $     0       $     0
     President                              1999   $      0     $  9,515    $     0       $     0
                                            1998   $ 50,000     $100,000    $ 9,000       $12,000

     Mark E. Glatz                          2000   $120,000     $      0    $12,000       $12,000
     Chief Financial Officer                1999   $120,000     $      0    $12,000       $12,000
                                            1998   $ 50,000     $ 50,000    $ 9,000       $12,000

/F1/ No other executive officer had compensation whose salary and bonus exceeded $100,000.
/F2/ All 2000, 1999 and 1998 salaries to the three executive officers, Messrs. Mendelson, Chakejian, Jr. and Glatz, have been deferred.
/F3/   Includes amounts converted to subordinated debentures in 1998.
/F4/ Includes perquisites, including automobile and incidental expense allowance.
/F5/ Includes premiums paid or reimbursed for health, disability and life (where the spouse is the beneficiary) insurance.
/F6/ In September 2000, the Board of Directors terminated Richard N. Chakejian, Jr. as an officer and employee of the Company and certain subsidiaries

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

     In 1999, 1992 Plan options to purchase 150,000 shares were exercised by holders; no 1992 Plan options were exercised in 1998. In 1999, the remaining 50,000 shares expired unexercised, and there are no outstanding shares under the 1992 plan. In November 2000, the Board of Directors approved the termination of the 1992 Plan.

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

     In August 2000, options to purchase 10,000 shares of common stock were exercised under the 1998 Plan. In June 2000, the Board of Directors approved the termination of the 1998 Plan.

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

     In December 1999 the Company awarded 550,000 option shares under the 1999 ISO Plan to certain officers of the Company at exercise prices of $1.20 per share (since repriced to $0.80 per share) and expiration dates of December 29, 2004.

     In December 1999 the Company awarded a total of 29,500 option shares under the 1999 ISO Plan to 18 employees of the Company in grants ranging from 500 option shares to 10,000 option shares at exercise prices ranging from $1.13 to $1.50 (with some since repriced to $0.80 per share) and expiration dates between July 9, 2004 and December 31, 2004.

     In December 1999 the Company awarded 39,000 option shares under the 1999 ISO Plan to certain Outside Directors of the Company at an exercise price of $1.20 per share (since repriced to $0.80 per share) and an expiration date of December 29, 2004.

     In May 2000, the Company awarded 2,000 option shares under the 1999 ISO Plan to an employee of the Company at an exercise price of $1.50 per share (since repriced to $0.80 per share) and an expiration date of May

19, 2005.

     In June 2000 the Company awarded 50,000 option shares under the 1999 ISO Plan to certain Outside Directors of the Company at an exercise price of $1.00 per share (since repriced to $0.80 per share), and an expiration date of June 30, 2005.

     In September 2000, the Company awarded 20,000 option shares under the 1999 ISO Plan to a consultant of the Company at an exercise price of $1.05 per share (since repriced to $0.80 per share) and an expiration date of September 18, 2005.

     In December 2000 the Company awarded 550,000 option shares under the 1999 ISO Plan to certain officers of the Company at exercise prices of $0.55 per share and expiration dates of December 29, 2004.

     In December 2000 the Company awarded 30,000 option shares under the 1999 ISO Plan to certain Outside Directors of the Company at an exercise price of $1.20 per share (since repriced to $0.80 per share) and an expiration date of December 29, 2004.

     In December 2000, the Company repriced all stock options issued in the preceding twelve months to an exercise price of $0.80 per share. A total of 559,000 1999 ISO Plan option shares were repriced, of which 450,000 were held by certain executive officers, and 86,000 were held by certain outside directors. All other terms of the options remained unchanged.

     No 1999 ISO Plan options have been exercised as of this date.

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

     Other than the November 1999 conversions, none of the remaining $75,000 of subordinated debenture options have been exercised as of this date.

  Option activity under the above plans is summarized following:

                                                         December 31,
                                                   --------------------------
                                                      2000             1999
                                                      ----             ----
     Outstanding options at beginning of year       1,548,500        730,000

     1999 ISO Plan options granted                    652,000        618,500
     1999 ISO Plan options exercised                      -0-            -0-
     1999 ISO Plan options cancelled                 (103,000)           -0-

     1998 Plan options granted                            -0-        400,000
     1998 Plan options exercised                      (10,000)           -0-
     1998 Plan options cancelled                     (110,000)           -0-

     1992 Plan options exercised                          -0-       (150,000)
     1992 Plan options cancelled                          -0-        (50,000)
                                                   ----------     ----------

     Outstanding options at end of year             1,977,500      1,548,500
                                                   ==========     ==========


     Exercise prices
       Low                                         $      .55     $      .60
       High                                              5.00           5.00

     Latest expiration date                      December 29,   December 31,
                                                         2005           2004

Option/SAR Grants in Last Fiscal Year
-------------------------------------

     The following table sets forth, for the period ended December 31, 2000, certain information as to the Option/SAR grants to the above-named executive officers in the last fiscal year:

                                           Number of
                                           Securities         % of Total
                                           Underlying       Options/SARs to      Exercise or          Latest
                                          Options/SARs       Employees in         Base Price        Expiration
     Name                                   Granted           Fiscal Year         ($/share)            Date
     ----                                   -------           -----------         ---------            ----
     Mark Mendelson                         300,000                52%             $0.55         December 29, 2005
     Richard Chakejian, Jr.                    None               N/A                N/A                       N/A
     Mark Glatz                             250,000                44%             $0.55         December 29, 2005

     The following table presents information concerning each exercise of stock options during the fiscal year ended December 31, 2000 by each of the named executive officers and the value of unexercised options at December 31, 2000:

                                                     Number of Shares      Value of
                                                     Underlying            Unexercised
                             Shares                  Unexercised           In-the-Money
                             Acquired                Options at FY-End     Options at FY-End
                             on          Value       Exercisable/          Exercisable/
Name                         Exercise    Realized    Unexercisable         Unexercisable
----                         --------    --------    -------------         -------------
Mark Mendelson                  0          $-0-      1,100,000/-0-            $-0-/-0-
Richard N. Chakejian, Jr.       0          $-0-         20,000/-0-            $-0-/-0-
Mark E. Glatz                   0          $-0-        570,000/-0-            $-0-/-0-

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of December 31, 2000 by i) each person known by the Company to own beneficially 5% of such stock, ii) each Director of the Company, iii) each executive officer of the Company, and iv) all Directors and executive officers of the Company as a group. Other than as listed in the below notes, the address for each of the listed individuals is: 12 E. Oregon Avenue, Philadelphia, Pennsylvania 19148.

                                                    Number of Shares           Percent
Name of Beneficial Owner /F1/                     Beneficially Owned           of Total
-----------------------------                     ------------------           --------
Mark Mendelson /F2/, /F3/......................            5,101,877             43.3%
John E. Dell /F2/..............................              450,000              3.8%
Richard N. Chakejian, Jr. /F4/.................              804,834              6.8%
Mark E. Glatz /F5/.............................            1,521,403             12.9%
Paul Dandridge /F7/............................               20,000              0.2%
James Greenfield /F6/..........................              138,000              1.2%

Vincent Muratore ..............................              783,500              6.6%
Pasquale Nestico /F7/..........................               93,334              0.8%
John Papandon /F6/.............................              138,000              1.2%
------------------                                        ----------            -----
All Directors and officers as a group..........            7,796,113             66.1%

Total number of (fully diluted) shares.........           11,786,152            100.0%

NOTES:
/F1/ Unless otherwise indicated, each person has sole voting and investment powers with respect to the shares
/F2/ Consists of 450,000 shares of common stock owned by Mr. Dell subject to an irrevocable voting trust which is voted by Mr. Mendelson; c/o Gallagher Broidy & Butler, Attn: Thomas P. Gallagher, 212 Carnegie Center, Suite 402, Princeton, NJ 08540
/F3/ Includes options to purchase 550,000 shares under the Company's 1998 Plan and 550,000 shares under the Company's 1999 ISO Plan
/F4/   Includes options to purchase 20,000 shares under 1998 Plan
/F5/ Includes options to purchase 120,000 shares under 1998 Plan and 450,000 shares under the 1999 ISO Plan
/F6/ Includes options to purchase 30,000 shares under 1998 Plan and 38,000 shares under 1999 ISO Plan
/F7/   Includes options to purchase 20,000 shares under 1999 ISO Plan

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

                                                        Number of        Number of
                                      Number of            Option           Option
                                         Shares         Shares at        Shares at
                                                               --               --
                                         Issued      $2.00 Issued     $5.00 Issued
                                         ------      ------------     ------------
Mark Mendelson                           50,000            25,000           25,000
Richard N. Chakejian, Jr.                20,000            10,000           10,000
Mark E. Glatz                            20,000            10,000           10,000
John Papandon                            20,000            10,000           10,000
James Greenfield                         20,000            10,000           10,000
Lester W. Salzman                        20,000            10,000           10,000
(Unrelated party)                        50,000            25,000           25,000
-----------------                       -------           -------          -------
Totals                                  200,000           100,000          100,000

     In January 1999, the Company issued 50,000 shares of common stock to James Greenfield and 50,000 shares of common stock to John Papandon, both Directors of the Company, for prior services rendered in lieu of cash payments.

     Richard Chakejian, Sr., the father of the former President, was manager and sole employee of Premiere Chemical Products, and was the purchaser of the stock of this subsidiary upon its divestiture as of January 1, 1999.

     There are no other family relationships among any of the Directors or executive officers of the Company or its subsidiaries.

     The Company currently utilizes approximately 2,000 square feet of office and warehouse space in a property owned by an entity controlled by Mark Mendelson, Chairman of the Board and Chief Executive Officer.

NAI also utilized approximately 25,000 square feet of office and warehouse space in the same property until sale of that subsidiary in December 2000. No current rental payments are made by the Company, although it makes contributions pro rata toward the utilities and operating costs of the property.

     All future transactions with officers, Directors or five percent (5%) stockholders of the Company will be approved by the independent disinterested members of the Company's Board of Directors and be on terms no less favorable to the Company than could otherwise be obtained from unaffiliated third parties.

PART IV
-------

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  (3)  List of Exhibits Required by Item 601 Of Regulation S-B

     Exhibit #
     ---------
       1.1 Revised Form of Underwriting Agreement between the Company and Hibbard Brown & Company, Inc. (1)
       3.1          Restated Articles of Incorporation of the Company. (1)
       3.2          By-laws of the Company. (1)
       3.3          Form of Stock Certificate. (1)
       9.1          Irrevocable Voting Proxy dated March 9, 1994 between John E.
                    Dell and Max E. Gray (2)
       9.2 Appointment of Mark Mendelson as of January 1, 1998 as holder of Irrevocable Voting Proxy dated March 9, 1994 between John E. Dell and Max E. Gray.
      10.1          1992 Stock Option Plan. (1)
      10.2 Agreement between the Company and Lester W. Salzman dated June 5, 1998 (3).
      10.3 Share Purchase Agreement dated as of January 1, 1999 between the Company and Richard N. Chakejian, Sr. (3).
      10.4          Warehouse Loan Agreement dated March 1999 between the
                    Company and Priority Bancorp, Inc. (3).
      10.5          Participation Agreement dated May 25, 1999 between the
                    Company and Sterling Bank and Trust. (3).
      2.1 Asset Purchase Agreement dated February 9, 1999 with Mortgage Concepts, Inc.,
                    William Everslage and Jeffrey Houk, as amended (4).
      2.2           Loan Agreement dated February 5, 1999 with Crusader Bank
                    (4).
      2.3 Third Amendment to the Asset Purchase Agreement dated February 9, 1999 between the Company and Mortgage Concepts, Inc. (5)
      2.4 Amendment to Loan Agreement dated November 10, 1999 with Crusader Bank. (5)
      10.6 Forbearance Agreement dated February 2, 2001 between Company and Crusader Bank.
      10.7 Fourth Amendment to the Asset Purchase Agreement dated August 31, 2000 between the Company and Mortgage Concepts, Inc.
      10.8 Asset Purchase and Sale Agreement dated December 1, 2000 between Iron Mountain Records Management, Inc. and National Archives, Inc.

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

     _____________________

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

     (3) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 filed with the Commission on August 24, 1999.
     (4) Incorporated by reference to the correspondingly numbered exhibit to the Company's Current Report on Form 8-K filed with the Commission on September 17, 1999.
     (5) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 filed with the Commission on May 12, 2000.

(b)  Reports on Form 8-K.

     In a report on Form 8-K dated March 31, 2001 the Company announced that on January 31, 2001, National Archives, Inc., a 60% subsidiary of the Company, completed the sale of essentially all of its assets to Iron Mountain Records Management, Inc. under an Asset Purchase and Sale Agreement dated as of December 1, 2000. Assets consist primarily of accounts receivable, long term contracts with customers, certain computer hardware and software, customer deposits and non-competition agreements. Cash on hand and certain fixed assets consisting of shelving and racking for inventory were excluded from the transaction. In addition, National Archives, Inc. and Mark Mendelson, an officer and director of the Company, each entered in Noncompetition and Confidentiality Agreements with the Purchaser. The sale price was $195,000, subject to adjustment if certain financial benchmarks as outlined in the Agreement are not attained. The price was paid in cash in two payments which were delivered to the Company on December 4, 2000 and January 31, 2001. Effective December 1, 2000, the Purchaser entered into a seven month lease agreement for National Archives' Philadelphia, PA warehouse premises with Oregon Avenue Associates, Inc., a company wholly-owned by Mark Mendelson, an officer and Director of the Company.

     In a report on Form 8-K dated April 26, 2001 the Company announced a change in accountant from Grant Thornton LLP to Gross Kreger Passio LLP as of that date. The reports of Grant Thornton LLP on the financial statements for the fiscal years ended December 31, 1998 and 1999 contained no adverse opinion or disclaimer of opinion and were not qualified or modifies as to uncertainty, audit scope or accounting principal, except that their report for each fiscal year contained an explanatory paragraph regarding the substantial doubt about the Company's ability to continue as a going concern. The Company's Audit Committee recommended and approved the decision to change independent accountants. In connection with its audits for the two most recent fiscal years and through April 23, 2001, there have been no disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton LLP, would have caused them to make reference thereto in their report on the financial statements for such years. Grant Thornton LLP has furnished a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 27, 2001             First Chesapeake Financial Corporation,
                                   a Virginia corporation

                                   By:  /s/ Mark Mendelson
                                        ------------------
                                   Mark Mendelson, Chairman and Chief
                                   Executive Officer

                                   By: /s/ Mark E. Glatz
                                       -----------------
                                   Mark E. Glatz, Director and Chief Financial
                                   Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date                     Name and Title                                  Signature
----                     --------------                                  ---------
April 27, 2001           Mark Mendelson, Chairman of                     /s/ Mark Mendelson
                                                                         ------------------
                         the Board and Chief Executive Officer           Mark Mendelson

April 27, 2001           Mark E. Glatz                                  /s/ Mark E. Glatz
                                                                        --------------------
                         Director and Chief Financial Officer           Mark E. Glatz

April 27, 2001           Paul Dandridge                                 /s/ Paul Dandridge
                                                                        --------------------
                         Director                                       Paul Dandridge

April 27, 2001           James Greenfield                               /s/ James Greenfield
                                                                        --------------------
                         Director and Secretary                         James Greenfield

April 27, 2001           Vincent Muratore                               /s/ Vincent Muratore
                                                                        --------------------
                         Director                                       Vincent Muratore

April 27, 2001           Pasquale Nestico                               /s/ Pasquale Nestico
                                                                        --------------------
                         Director                                       Pasquale Nestico

April 27, 2001           John Papandon                                  /s/ John Papandon
                                                                        --------------------
                         Director                                       John Papandon

                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

            FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES

                           December 31, 2000 and 1999

                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

            FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES

                           December 31, 2000 and 1999



                                    CONTENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS           3


CONSOLIDATED FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS                               5

   CONSOLIDATED STATEMENTS OF OPERATIONS                     6

   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
       (DEFICIENCY)                                          7

   CONSOLIDATED STATEMENTS OF CASH FLOWS                     8

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                9

               Report of Independent Certified Public Accountants
               --------------------------------------------------

Board of Directors
First Chesapeake Financial Corporation


     We have audited the consolidated balance sheet of First Chesapeake Financial Corporation, a Virginia corporation (the Company) and Subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' (deficiency) equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those consolidated financial statements based on our audit.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

     In our opinion, the 2000 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Chesapeake Financial Corporation and Subsidiaries as of December 31, 2000, and their consolidated results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $830,505 for the year ended December 31, 2000 and, as of that date, its total liabilities exceeded its total assets by $931,617. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note A to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Gross Kreger & Passio, L.L.C.
---------------------------------

April 23, 2001
Philadelphia, Pennsylvania

              Report of Independent Certified Public Accountants
              --------------------------------------------------

Board of directors
First Chesapeake Financial Corporation

     We have audited the accompanying consolidated balance sheet of First Chesapeake Financial Corporation (the Company) and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' (deficiency) equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Chesapeake Financial Corporation and Subsidiaries as of December 31, 1999, and their consolidated results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $1,371,612 for the year ended December 31, 1999. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in note A to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result form the outcome of this uncertainty.


Grant Thornton LLP
Philadelphia, Pennsylvania
May 12, 2000

            First Chesapeake Financial Corporation and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                  December 31,

                                                                        2000           1999
                                                                    ------------   ------------
ASSETS
Cash and cash equivalents                                           $     74,031   $     70,617
Accounts receivable                                                      177,270         82,874
Mortgage loans held for resale                                           316,862        911,050
Furniture and equipment, net                                              67,079        103,689
Capitalized financing costs                                                  -0-        141,400
Goodwill                                                               2,240,751      3,707,877
Other assets                                                             163,132         43,897
                                                                    ------------   ------------

   Total assets                                                     $  3,039,125   $  5,061,404
                                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES
Note payable - bank                                                 $  2,107,321   $  2,107,321
Warehouse note payable - bank                                            348,586        901,727
Note payable - other                                                      85,400        668,680
Accounts payable                                                         448,277        557,116
Accrued expenses                                                         233,022        152,020
Due to officers                                                          400,006        414,411
Subordinated junior debentures                                            75,000         75,000
Liabilities of discontinued operations                                   273,130        110,200
                                                                    ------------   ------------

   Total liabilities                                                   3,970,742      4,986,475
                                                                    ------------   ------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
Convertible preferred stock; no par value; $1 stated value per
 share; 5,000,000 shares authorized; no shares issued                          -              -
Common stock; no par value; 20,000,000 shares authorized;
 9,051,153 and 8,002,000 issued and outstanding in 2000 and 1999      13,471,584     13,647,625
Accumulated deficit                                                  (14,403,201)   (13,572,696)
                                                                    ------------   ------------

   Total stockholders' equity (deficiency)                              (931,617)        74,929
                                                                    ------------   ------------

   Total liabilities and stockholders' equity                       $  3,039,125   $  5,061,404
                                                                    ============   ============

The accompanying notes are an integral part of these statements.

            First Chesapeake Financial Corporation and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            Year ended December 31,

                                               2000          1999
                                            ----------   -----------
REVENUES
 Operating revenues                         $3,981,893   $ 4,136,087
 Interest income                                   100        84,491
 Other                                          82,738        23,129
                                            ----------   -----------

          Total revenues                    $4,064,731   $ 4,243,707

EXPENSES
 Compensation and employee benefits          2,670,958     3,170,216
 Professional fees                             179,892       143,139
 Occupancy                                     276,842       280,020
 Depreciation and amortization                 202,281       397,223
 Other operating expenses                    1,149,950     1,160,925
 Interest and related expense                  474,291       423,019
                                            ----------   -----------

          Total expenses                     4,954,214     5,574,542
                                            ----------   -----------

Loss from continuing operations               (889,483)   (1,330,835)
Loss from discontinued operations              (60,039)      (40,777)
Gain on sale of discontinued operations        119,017             -
                                            ----------   -----------

          NET LOSS                          $ (830,505)  $(1,371,612)
                                            ==========   ===========

Basic and diluted earnings per share
 Continuing operations                      $     (.12)  $      (.21)
 Discontinued operations                           .01          (.01)

                                            $     (.11)  $      (.22)
                                            ==========   ===========

Weighted average shares outstanding          7,729,422     6,339,417
                                            ==========   ===========


The accompanying notes are an integral part of these statements.

            First Chesapeake Financial Corporation and Subsidiaries

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY

                     Years ended December 31, 2000 and 1999


                                                                    Total
                                                                 stockholders'
                                       Common       Accumulated   (deficiency)
                                        stock         deficit        equity
                                     -----------   -------------  ------------
Balance at December 31, 1998         $10,956,125   $(12,201,084)  $(1,244,959)

 Issuance of common stock              2,592,500              -     2,592,500
 Exercise of common stock options         99,000              -        99,000
 Net loss                                      -   $ (1,371,612)  $(1,371,612)
                                     -----------   ------------   -----------

Balance at December 31, 1999         $13,647,625   $(13,572,696)  $    74,929

 Issuance of common stock                775,000              -       775,000
 Exercise of common stock options          6,000              -         6,000
 Cancellation of common stock           (957,041)             -      (957,041)
 Net loss                                      -   $   (830,505)  $  (830,505)
                                     -----------   ------------   -----------

Balance at December 31, 2000         $13,471,584   $(14,403,201)  $  (931,617)
                                     ===========   ============   ===========

The accompanying notes are an integral part of this statement.

            First Chesapeake Financial Corporation and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Year ended December 31,

                                                                                     2000          1999
                                                                                 -----------    -----------
Operating activities:
 Net loss                                                                         $(830,505)    (1,371,612)
 Adjustments to reconcile net loss to net cash
     used in operating activities:
   Increase (decrease) in deferred officers' compensation                          (585,595)       154,551
   Common stock issued (cancelled) as compensation                                 (123,291)        32,250
   Depreciation                                                                      36,610         27,849
   Amortization of goodwill and capitalized financing costs                         312,276        369,374
 Net decrease (increase) in mortgage loans held for sale                            594,188       (911,050)
 (Gain) loss on disposal of assets                                                       -0-       (38,441)
 Increase in note and accounts receivable                                           (94,396)       (17,070)
 Increase in other assets                                                          (119,236)       (14,416)
 Increase (decrease) in trade accounts payable                                     (108,839)       301,369
 Increase (decrease) in accrued expenses                                             81,003        102,020
 Increase in liabilities from discontinued operations                               162,930         40,777
                                                                                  ---------    -----------

          Net cash provided/(used) in operating activities                          496,335     (1,324,399)
                                                                                  ---------    -----------

Investing activities:
 Purchase of furniture and equipment                                                     -0-       (18,355)
 Cash used in acquisition, net                                                           -0-    (1,185,889)
                                                                                  ---------    -----------

          Net cash used in investing activities                                          -0-    (1,204,244)
                                                                                  ---------    -----------

Financing activities:
 Proceeds (repayment) of bank and warehouse loans                                  (553,141)     3,009,048
 Increase in common stock                                                           181,000        584,000
 Repayment of note payable - other                                                 (120,780)      (993,820)
                                                                                  ---------    -----------

          Net cash provided (utilized) by financing activities                     (492,921)     2,599,228
                                                                                  ---------    -----------
          Net increase (decrease) in cash and cash equivalents                        3,414         70,585

Cash and cash equivalents at beginning of year                                       70,617             32
                                                                                  ---------    -----------

Cash and cash equivalents at end of year                                          $  74,031    $    70,617
                                                                                  =========    ===========

Supplemental cash flow disclosures:

 Cash payments of interest expense                                                $ 189,808    $   394,486
Non-cash transactions conversion of amounts due officers to
 common stock                                                                     $ 600,000    $        -0-

The accompanying notes are an integral part of these statements.

            First Chesapeake Financial Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

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

 NAI provides document archive services to the government and businesses primarily located in the Philadelphia area. In 2000, the Company sold its interest in NAI.

 The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. During the year ended December 31, 2000, the Company incurred a net loss of $830,504.

 The Company's continuation as a going concern is dependent upon its ability to implement its strategic plan of developing a retail and wholesale mortgage banking operation through acquisition and internal growth as a step toward developing a vertically integrated financial services company that can provide mortgage origination, homeowner's insurance, title insurance and home warranties, among other financial services, consumer direct, wholesale and through the Internet. The Company continues to expand its mortgage banking operations, and is pursuing other potential business opportunities consistent with its strategic plan. However, there are no assurances that the Company will be able to successfully implement all aspects of its strategic plan.

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

 4. Income Taxes
    ------------

 From inception through December 31, 2000, the Company has incurred net operating losses and, accordingly, has made no provision for income taxes.

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

 Shares issuable for stock options and warrants have been excluded from the computation of loss per share for the years ended December 31, 2000 and 1999, as their inclusion would the anti-dilutive.

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

NOTE C - FIXED ASSETS

 Fixed assets consist of the following:                               December 31,
                                                                  2000         1999
                                                               ---------     ---------
  Leasehold improvements                                       $  22,138     $  22,138
  Furniture and fixtures                                         183,129       183,129
  Machinery and equipment                                        205,001       205,001
                                                               ---------     ---------
                                                                 410,268       410,268
        Less accumulated depreciation and amortization          (343,189)     (306,579)
                                                               ---------     ---------
                                                               $  67,079     $ 103,689
                                                               =========     =========

 Depreciation and amortization expense associated with the fixed assets for the years ended December 31, 2000 and 1999 was $36,610 and $27,849, respectively.

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

 As of August 31, 2000, the Company implemented a purchase price adjustment and restructured the remaining amounts due the sellers of the assets of Mortgage Concepts, Inc. The purchase price of $4,100,000 was reduced to $2,804,000 in accordance with the Asset Purchase Agreement, and was amended to consist of $2,400,000 of cash and $404,000 of Company common stock. At December 31, 2000, the Company had paid the sellers $2,314,600 of cash, with the remaining $85,400 of cash payments due in seven remaining equal installments through August 2001. All stock due the sellers had been issued as of August 31, 2000.

NOTE E - OTHER DEBT

 In 1998, the Company issued $635,000 of convertible subordinated debentures. Up to 20% of the subordinated debenture notes are convertible, at any time at option of the holder, into the Company's common stock at a price of $2.00 per share. The $635,000 includes $350,000 of subordinated debentures issued to certain officers of the Company in exchange for a similar reduction in amounts due to officers. In November 1999, the Company offered to convert the convertible subordinated debentures into Company common stock at a conversion price of $1.50 per share. Holders of $560,000 of debentures elected to convert their holdings into 373,333 shares of common stock, including all debentures held by officers of the Company. At December 31, 2000, the remaining $75,000 of convertible subordinated debentures remain outstanding under the original terms and conditions of the issuance. Principal repayments on this long term debt are due in 2003.

 In February 1999, the Company borrowed $1,500,000 from a bank; $1,200,000 of such borrowings was used in conjunction with the Mortgage Concepts, Inc. acquisition. The loan, guaranteed by certain officers of the

 Company and other individuals, bears interest at prime plus 2% and matured in November 2000. In November 1999, the Company borrowed an additional $600,000 from the bank, secured by the personal guaranty of the Chairman of the Board of Directors of the Company to partially finance a payment due the sellers of Mortgage Concepts, Inc. and for working capital needs. This loan also bears interest at prime plus 2% and matured in November 2000. In connection with both these financings, the Company entered into loan guaranty agreements with the individuals guaranteeing the loans, whereby such individuals received shares and/or options of the Company's common stock as compensation for their guarantees.

 In February 2001, the Bank loan was restructured to reduce the principal balance by approximately $800,000 by June 15, 2001and approximately $25,000 per month thereafter. At March 31, 2001, the balance of the demand loan was reduced to $1,603,000 and is scheduled to further amortize to approximately $1,375,000 by June 30, 2001.

 The Company has warehouse lines of credit with maximum borrowings of $2,000,000 and $29,000,000 at December 31, 2000 and 1999, respectively. At December 31, 2000, $349,000 was outstanding under the lines. At December 31, 1999, $922,000 was outstanding under the lines.

NOTE F - INCOME TAXES

 The Company and its wholly owned subsidiaries file a consolidated income tax return. The Company incurred net operating losses for federal income tax purposes of approximately $800,000 and $1,400,000 for the years ended December 31, 2000 and 1999, respectively, resulting in total net operating loss carryforwards of approximately $10,400,000 which expire beginning in 2007 through 2020, if not utilized. The difference between the Company's net operating loss carryforwards for tax and financial reporting purposes results primarily from temporary differences related to depreciation and amortization.

 At December 31, 2000 and 1999, the Company recorded a valuation allowance for the total amount of the net deferred tax asset which was composed primarily of the net operating loss carryforwards.

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

 In 1999, 1992 Plan options to purchase 150,000 shares were exercised by holders, and the remaining 50,000 option shares were canceled by the Board of Directors of the Company. There are no 1992 Plan options outstanding at December 31, 1999. In November 2000, the Board of Directors approved the termination of the 1992 Plan.

 In July 1998, the Board of Directors adopted a Non-Qualified Stock Option Plan (the 1998 Plan). Pursuant to the 1998 Plan, 1,000,000 shares of the Company's common stock were made available for awards. The 1998 Plan allows for Non-Qualified Stock Options not intended to qualify as Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986. Non-Qualified Stock Options may be granted to employees, as well as non-employee directors and consultants to the Company. Exercise prices under the 1998 Plan must be at fair market value per share at date of grant. In 1999, 400,000 1998 Plan option shares at exercise prices of $0.875 to $5.00 were granted, of which 290,000 were granted to certain executive officers, and 40,000 were granted to certain outside directors. In 1998, 530,000 1998 Plan option shares at an exercise price of $.60 were granted, of which 500,000 were granted to certain executive officers, and 30,000 were granted to certain outside directors. In June 2000, the Board of Directors approved the termination of the 1998 Plan.

 In December 1999 the shareholders of the Company approved an Incentive Stock Option Plan (the "1999 ISO Plan"), which was adopted by the Board of Directors on November 17, 1999. Pursuant to the 1999 ISO Plan, 1,500,000 shares of the Company's common stock were made available for awards. The 1999 Plan allows for Incentive Stock Options intended to qualify as Incentive Stock Options pursuant to Section 422A of the Internal Revenue Code of 1986, as amended, or they may be Non-Qualified Stock Options. Exercise prices under the Plan must be at no less than fair market value per share at date of grant, and shall expire no more than five years from date of issuance. In 2000, 652,000 1999 ISO Plan option shares at exercise prices of $0.55 to $0.80 were granted, of which 550,000 were granted to certain executive officers, and 80,000 were granted to certain outside directors. In 1999, 618,500 1999 ISO Plan option shares at exercise prices of $0.80 to $1.50 were granted, of which 550,000 were granted to certain executive officers, and 39,000 were granted to certain outside directors.

 In December 2000, the Company repriced all stock options issued in the preceding twelve months to an exercise price of $0.80 per share. A total of 559,000 1999 ISO Plan option shares were repriced, of which 450,000 were held by certain executive officers, and 86,000 were held by certain outside directors. All other terms of the options remained unchanged.

 Option activity under the above plans is summarized following:


                                                         December 31,
                                                   -------------------------
                                                      2000           1999
                                                   ----------     ----------

     Outstanding options at beginning of year       1,548,500        730,000

     1999 ISO Plan options granted                    652,000        618,500
     1999 ISO Plan options exercised                       -0-            -0-
     1999 ISO Plan options cancelled                 (103,000)            -0-

     1998 Plan options granted                             -0-       400,000
     1998 Plan options exercised                      (10,000)            -0-
     1998 Plan options cancelled                     (110,000)            -0-

     1992 Plan options exercised                           -0-      (150,000)
     1992 Plan options cancelled                           -0-       (50,000)
                                                   ----------     ----------

     Outstanding options at end of year             1,977,500      1,548,500
                                                   ==========     ==========

     Exercise prices
       Low                                         $      .55     $      .60
       High                                              5.00           5.00

     Latest expiration date                      December 29,   December 31,
                                                         2005           2004

 Had compensation cost been determined based on the fair value of the options at the grant date consistent with the provisions of SFAS No. 123, the Company's 2000 and 1999 net loss and net loss per share would have been reported as follows:
                                          2000          1999
                                         ------        ------
     Net loss:          As reported   $  (830,505)  $(1,371,612)
                        Pro forma     $(1,113,288)  $(2,113,230)

     Loss per share:    As reported         $(.11)  $      (.22)
                        Pro forma           $(.14)  $      (.33)


 The fair value of options granted during 2000 and 1999 was estimated on the date of grant using the Black-Sholes options pricing model with the following assumptions; weighted average risk-free interest rate of 6.22% in 2000 and 6.14% in 1999; no dividend yield; expected weighted average term of 5 years; and volatility of 140% for 2000 and 1999.

 At December 31, 2000, there were 1,977,500 options outstanding with a weighted average exercise price of $0.97 and a remaining maturity of approximately 3.9
 years.   At December 31, 1999, there were 1,548,500 options outstanding with a weighted average exercise price of $1.26 and a remaining maturity of approximately 4.3 years.

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

 During 2000, the Company cancelled 440,133 shares under an Escrow Agreement with the sellers of the assets of Mortgage Concepts, Inc. which now operates as the Company's Collateral One subsidiary.

 During 2000, the Company issued 108,669 shares to participants in the Company's 1999 and 2000 private placements of common stock equating to a 10% additional stock issuance to each participant.

 During 2000, the Company issued 1,578,947 shares to certain officers of the company in exchange for conversion of $600,000 of debt into common stock.

 Effective March 31, 2001, the Company issued 250,000 shares of common stock to the seller of the assets of Family First Mortgage, Inc., and also issued an additional 500,000 shares of common stock into escrow to be released after one year to the seller, subject to attaining certain financial benchmarks (see NOTE L to the Financial Statements).

NOTE I - COMMITMENTS AND CONTINGENCIES

 Litigation - Periodically, the Company and its subsidiaries become parties to
 ------------
 legal proceedings incidental to its business. In the opinion of management, such matters are not expected to have a material impact on the financial position of the Company.

 Leases - The Company and its subsidiaries lease office facilities under
 --------
 noncancellable leases. In addition to minimum rentals, several leases provide for the Company to pay its pro-rata share of operating expenses. Future minimum lease payments under noncancellable leases are as follows:

     2001                          $189,363
     2002                            85,686
     2003                            21,169
   Thereafter                            -0-


NOTE J - DISCONTINUED OPERATIONS

 In January 2000, management decided to cease operations of its FC Funding wholesale mortgage banking subsidiary and closed its two Florida locations, effective January 31, 2000. Accordingly, the financial statements have been restated to reflect FC Funding as a discontinued operation.

 In December 2000, the Company sold substantially all of the assets of NAI to an unrelated third party. Accordingly, the financial statements have been restated to reflect NAI as a discontinued operation.

 During 1998, management decided to cease operations at Premiere Foods and sell Premiere Chemical to its management, effective January 1, 1999. Accordingly, the results of operations of these discontinued entities are presented separately in the accompanying consolidated statements of operations.

NOTE K - DISPOSITION OF SUBSIDIARIES

 On January 1, 1999, the Company sold its investment in Premiere Chemical to a family member of one of its officers in exchange for substantially all of Premiere Chemical's net liabilities; the transaction resulted in a gain of approximately $38,000.

 On December 4, 2000, the Company sold substantially all of the assets of NAI; the transaction resulted in a gain of $119,017.

NOTE L - SUBSEQUENT EVENTS

 Effective March 31, 2001, the Company acquired substantially all of the assets of Family First Mortgage, Inc., a Fort Lauderdale, FL originator of residential mortgage loans. The purchase price was $250,000 payable in common stock of the Company, plus the issuance into escrow of an additional 500,000 shares of Company common stock to be released after one year, subject to attaining certain financial benchmarks as outlined in the agreement. The acquisition will has been accounted for under the purchase method of accounting.

 In December 2000, the Company authorized a private placement of a minimum of $250,000 and a maximum of $1,500,000 of the Company's Series B Convertible Preferred Stock, no par value (the "Preferred Stock") at $1.00 per share. The Convertible Preferred Stock bears interest at 12-1/2% payable quarterly, and is convertible into common stock of the Company at a conversion price equal to the average bid price of the common stock for the trailing thirty days prior to date of written notice to convert. At March 31, 2001, the Company had received subscriptions totaling $928,000, and anticipates placement of the remaining authorized amount during 2001.