Form 10QSB
period 2001-03-31
FIRST CHESAPEAKE FINANCIAL CORP
filed 2001-05-04
CIK 899164

Form 10-QSB for FIRST CHESAPEAKE FINANCIAL CORP filed on May 4, 2001



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock of registrant outstanding as of March 31, 2001 was 9,801,153 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                  FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS

                                                                                          March 31,          December 31,
                                                                                             2001                2000
                                                                                         ------------        ------------
                                                                                         (Unaudited)
ASSETS
Cash and cash equivalents                                                                $    235,000        $     74,031
Accounts receivable                                                                           176,000             177,270
Mortgage loans held for resale                                                                 97,000             316,862
Furniture and equipment, net                                                                   69,000              67,079
Goodwill                                                                                    2,792,000           2,240,751
Other assets                                                                                  141,000             163,132
                                                                                         ------------        ------------

       Total assets                                                                      $  3,510,000        $  3,039,125
                                                                                         ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES
Note payable - bank                                                                      $  1,603,000        $  2,107,321
Warehouse note payable - bank                                                                 126,000             348,586
Note payable - other                                                                           49,000              85,400
Accounts payable                                                                              357,000             448,277
Accrued expenses                                                                              258,000             233,022
Due to officers                                                                               337,000             400,006
Subordinated junior debentures                                                                 75,000              75,000
Liabilities of discontinued operations                                                        225,000             273,130
                                                                                         ------------        ------------

       Total liabilities                                                                    3,030,000           3,970,742
                                                                                         ------------        ------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
Convertible preferred stock; no par value; $1 stated value per share;  5,000,000 shares authorized; 928,000 and none issued
    and outstanding in 2001 and 2000                                                          928,000                --
Common stock; no par value; 20,000,000 shares authorized;
    9,801,153 and 9,051,153 issued and outstanding in 2001 and 2000                        13,979,000          13,471,584
Accumulated deficit                                                                       (14,427,000)        (14,403,201)
                                                                                         ------------        ------------

       Total stockholders' equity (deficiency)                                                480,000            (931,617)
                                                                                         ------------        ------------

                  Total liabilities and stockholders' equity                             $  3,510,000        $  3,039,125
                                                                                         ============        ============


The accompanying notes are an integral part of these statements.

                FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                     2001                     2000
                                                     ----                     ----
REVENUES
Sales                                            $ 1,094,000              $   975,703
Interest income                                         --                      1,853
Other                                                115,000                     --
                                                 -----------              -----------

         Total revenues                            1,209,000                  977,556
                                                 -----------              -----------


OPERATING EXPENSES
Compensation and employee benefits               $   779,000              $   612,998
Professional fees                                     15,000                   49,804
Occupancy                                             83,000                   72,976
Depreciation and amortization                         49,000                  108,313
Other operating expenses                             239,000                  331,877
Interest expense                                      68,000                   61,600
                                                 -----------              -----------

         Total expenses                            1,233,000                1,237,568
                                                 -----------              -----------

NET PROFIT (LOSS)                                $   (24,000)             $  (260,012)
                                                 ===========              ===========

NET PROFIT (LOSS) PER SHARE                      $      0.00              $     (0.03)
                                                 ===========              ===========

See accompanying notes to consolidated financial statements.

                            FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                                                Three Months Ended March 31,
                                                                                ----------------------------
                                                                                    2001             2000
                                                                                    ----             ----
OPERATING ACTIVITIES
Net loss                                                                         $ (24,000)        $(260,012)
Adjustments
     Depreciation                                                                    6,000             4,756
     Amortization of goodwill                                                       43,000           103,557
     (Increase) decrease in accounts receivable                                      1,000           (28,623)
     (Increase) decrease in mortgage loans held for resale                         220,000          (894,350)
     (Increase) decrease in warehouse note payable - bank                         (223,000)          895,150
     (Increase) decrease in other assets                                            22,000            25,986
     Increase (decrease) in trade accounts payable                                 (91,000)             (212)
     Increase (decrease) in accruals                                                25,000           106,036
     Increase (decrease) in liabilities of discontinued subsidiaries               (48,000)             --

Net cash provided (utilized) by operating activities                               (70,000)          (47,712)
                                                                                 ---------         ---------


INVESTING ACTIVITIES
Purchase of fixed assets                                                            (8,000)             --
Cash used in acquisition, net                                                      (86,000)             --

Net cash provided (utilized) by investing activities                               (94,000)             --
                                                                                 ---------         ---------


FINANCING ACTIVITIES
Proceeds (repayment) of note payable - bank                                       (504,000)             --
Repayment of notes payable - other                                                 (36,000)          (48,400)
Increase (decrease) in amounts due officers                                         12,000            46,000
Increase in common stock                                                              --             175,000
Increase in convertible preferred stock                                            853,000              --

Net cash provided (utilized) by financing activities                               325,000           172,600
                                                                                 ---------         ---------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                          161,000           124,888

Cash and cash equivalents at beginning of period                                    74,000         $  70,617
                                                                                 ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 235,000         $ 195,505
                                                                                 =========         =========


SUPPLEMENTAL CASH FLOW DISCLOSURES

     Cash payments of interest expense                                           $ 146,000         $  18,853
     Non-cash transaction - conversion of amounts due officers
          to convertible preferred stock                                         $  75,000         $    --
     Non-cash transaction - issuance of common stock
          for acquisition                                                        $ 508,000         $    --



See accompanying notes to consolidated financial statements.

             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation
-------------------------

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the years ended December 31, 1999 and December 31, 2000.

2.  Acquisitions
----------------

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

         Effective March 31, 2001, the Company acquired 100% of the stock of Family First Mortgage, Inc., a Fort Lauderdale, FL originator of residential mortgage loans. The purchase price was $250,000 payable in common stock of the Company, plus the issuance into escrow of an additional 500,000 shares of Company common stock to be released after one year, subject to attaining certain financial benchmarks as outlined in the agreement. The acquisition has been accounted for under the purchase method of accounting.

3.       Debt and Equity Financing
----------------------------------

         In 1998, the Company issued $635,000 of convertible subordinated debentures. Up to 20% of the subordinated debenture notes are convertible, at any time at option of the holder, into the Company's common stock at a price of $2.00 per share. The $635,000 includes $350,000 of subordinated debentures issued to certain officers of the Company in exchange for a similar reduction in amounts due to officers. In November 1999, the Company offered to convert the convertible subordinated debentures into Company common stock at a conversion price of $1.50 per share. Holders of $560,000 of debentures elected to convert their holdings into 373,333 shares of common stock, including all debentures held by officers of the Company. At March 31, 2001, the remaining $75,000 of convertible subordinated debentures remain outstanding under the original terms and conditions of the issuance.

         In December 2000, the Company authorized a private placement of a minimum of $250,000 and a maximum of $1,500,000 of the Company's Series B Convertible Preferred Stock, no par value (the "Preferred Stock") at $1.00 per share. The Convertible Preferred Stock bears interest at 12-1/2% payable quarterly, and is convertible into common stock of the Company at a conversion price equal to the average bid price of the common stock for the trailing thirty days prior to date of written notice to convert. At March 31, 2001, the Company had received subscriptions totaling $928,000, including $75,000 of Preferred Stock issued to an officer of the Company in exchange for conversion of $75,000 of debt into common stock, and anticipates placement of the remaining authorized amount during 2001.

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

         In February 2001, the Bank loan was restructured to reduce the principal balance by approximately $800,000 by June 15, 2001and approximately $25,000 per month thereafter. At March 31, 2001, the balance of the loan was reduced to $1,603,000 and is scheduled to further amortize to approximately $1,375,000 by June 30, 2001.

         The Company has warehouse lines of credit with maximum borrowings of $2,000,000 at March 31, 2001. At March 31, 2001 and December 31, 2000, $126,000
and $349,000 was outstanding under the lines, respectively.

4.  Cessation of Florida Operations
-----------------------------------

         In January 2000, the Company ceased operations of its FC Funding wholesale mortgage banking subsidiary and closed its two Florida locations, effective January 31, 2000.

5.  Divestiture of Subsidiaries
-------------------------------

         In December 2000, the Company sold substantially all of the assets of NAI to an unrelated third party. The sale price was $195,000, subject to adjustment if certain financial benchmarks as outlined in the Agreement are not attained. The price was paid in cash in two payments which were delivered to the Company on December 4, 2000 and January 31, 2001 (see Item 6. Exhibits and Reports on Form 8-K herein).

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations
        -------------


Financial Condition

         Assets of the Company increased from $3,039,000 at December 31, 2000 to $3,510,000 at March 31, 2001, an increase of $471,000. This increase was primarily due to a $161,000 increase in cash and a $594,000 increase in goodwill arising from the Family First acquisition, partially offset by a $220,000 reduction in mortgage loans held for resale.

         Liabilities decreased from $3,971,000 at December 31, 2000 to $3,030,000 at March 31, 2001 primarily as a result of repayment of $504,000 under the note payable - bank and reduction in the warehouse note payable - bank of $223,000.

         Stockholders' equity increased by $1,412,000 from negative $931,000 at December 31, 2000 to $480,000 at March 31, 2001, resulting from the sale of $938,000 of Preferred Stock and the issuance of $507,000 of common stock under the Family First acquisition (as more fully described in Notes 3 and 2 above, respectively) partially offset by the loss of $24,000 for the period. At March 31, 2001, the Company had liquid assets of $508,000 and current liabilities of $2,393,000, including the bank loan of $1,603,000 as more fully described in
Note 3 above and remaining payments due the sellers of Mortgage Concepts, Inc. of $49,000 due in 2001.

Results of Operations

Current Year Performance and Earnings Outlook

         The Company incurred a loss of $24,000 for the three months ended March 31, 2001 as compared to a loss of $260,000 for the same period in 2000. This sharp reduction in the amount of loss is a result of continued profitability of the Company's Collateral One operation and elimination of losses at the FC Funding operation, which was closed in the first quarter of 2000. Revenues increased by $231,000 year-to-year, and operating expenses were essentially unchanged between periods, and higher employee costs associated with the Collateral One growth were offset by reductions in other operating expenses and lower depreciation and amortization expense.

         As discussed more fully in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, the Company is implementing its strategic plan of developing a retail and wholesale mortgage banking operation through acquisition and internal growth as a step toward developing a vertically integrated financial services company that can provide mortgage origination, homeowner's insurance, title insurance and home warranties, among other financial services, consumer direct, wholesale and through the Internet. However, there are no assurances that the Company will be able to successfully implement all aspects of its strategic plan.

Liquidity and Capital Resources

         The Company's primary liquidity requirements have been the establishment, funding and expansion of its mortgage banking operations, including the February 1999 acquisition of the Collateral One operation and subsequent internal growth.

         The Company borrowed $2,107,000 from a bank in 1999 secured by the personal guarantees of several officers and directors of the Company and one outside investor to partially finance the Collateral One acquisition and for working capital needs (see Note 3 of the financial statements). The Company is seeking additional capital infusion to fund its operations and expansion and has obtained additional equity capital of $928,000 in the first quarter of 2001. While the Company believes it can attract the necessary capital to provide the liquidity necessary to pursue new business opportunities, no assurance can be given that it will in fact be able to do so.

         The Company funds its mortgage banking activities in large part through warehouse lines of credit, and its ability to continue to originate and wholesale residential mortgages is dependent upon continued access to capital on acceptable terms. Borrowings under these lines are repaid with the proceeds received by the Company from the sale of the loans to institutional investors. The Company's committed warehouse lines at March 31, 2001 allowed the Company to borrow up to $2 million. The warehouse lines expire within the next twelve months, but are generally renewable, however, no assurances are given that the Company can renew its warehouse lines or that such renewals can be made on equal or more favorable terms to the Company. The Company sells its originated and purchased loans, including all servicing rights, for cash to institutional investors, usually on a non-recourse basis, with proceeds applied to reduce corresponding warehouse line outstandings.

         Cash and cash equivalents at March 31, 2001 amounted to $235,000 as compared to $74,000 at December 31, 2000, or an increase of $161,000.

         During the first three months of 2001, the Company's operating activities utilized $69,000 as compared to utilizing $48,000 in the same period in 2000.

         The cash utilized by operating activities in the first three months of 2001 resulted from decreases in accounts payable and liabilities of discontinued subsidiaries, as the Company's $24,000 net loss for the period was more than offset by adjustment for non-cash expenses of depreciation and amortization. The cash utilized by operating activities in the same period of 2000 resulted from the Company's net loss for the period partially offset by increases in accruals and $108,000 of depreciation/amortization for the period.

         Investing activities utilized $94,000 for the Family First acquisition, and were negligible in the first three months of 2000.

         Financing activities provided $324,000 of capital in the first three months of 2001 through the sale of $853,000 of convertible preferred stock during the period partially offset by reduction in the bank loan of $504,000 and reduction in other notes payable of $36,000. During the comparable period of 2000, financing activities provided $173,000 of capital in the first three months of 2000 primarily through the sale of $175,000 of common stock.

         As of March 31, 2001, the Company had cash and cash equivalents of $235,000. The Company is seeking additional capital infusion to fund its operations, reduce its bank debt, and implement its expansion plans. While the Company believes it can attract the necessary capital to provide the liquidity necessary to pursue new business opportunities, no assurance can be given that it will in fact be able to do so.


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


                                FIRST CHESAPEAKE FINANCIAL CORPORATION
Registrant

Date: May 4, 2001                  By: /s/ Mark Mendelson
                                   ----------------------
                                   Mark Mendelson, Chief Executive Officer

                                   By: /s/ Mark E. Glatz
                                   ----------------------
                                   Mark E. Glatz, Chief Financial Officer