Form 10QSB
period 2001-06-30
FIRST CHESAPEAKE FINANCIAL CORP
filed 2001-08-14
CIK 899164

Form 10-QSB for FIRST CHESAPEAKE FINANCIAL CORPORATION filed on August 14, 2001


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB



            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2001

                        Commission File Number 0-21912

                    First Chesapeake Financial Corporation
            (Exact name of registrant as specified in its charter)

               Virginia                               54-1624428
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)              Identification No.)

                              541 Hamilton Street
                              Allentown, PA  18101
                    (Address of principal executive offices)
                                   (Zip code)

                                 (215) 755-5691
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock of registrant outstanding as of June 30, 2001 was 9,901,152 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

            FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                  June 30,        December 31,
                                                                                    2001             2000
                                                                                 ----------       ------------
                                                                                 (Unaudited)
ASSETS
Cash and cash equivalents                                                        $   49,000         $   74,031
Accounts receivable                                                                 253,000            177,270
Mortgage loans held for resale                                                       97,000            316,862
Furniture and equipment, net                                                         70,000             67,079
Goodwill                                                                          2,805,000          2,240,751
Other assets                                                                        149,000            163,132
                                                                                ------------      ------------

Total assets                                                                     $3,423,000         $3,039,125
                                                                                ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES
Note payable to bank - current portion                                           $  389,000         $2,107,321
Warehouse note payable - bank                                                       126,000            348,586
Note payable - other                                                                 19,000             85,400
Accounts payable                                                                    422,000            448,277
Accrued expenses                                                                    361,000            233,022
Note payable to bank - long term portion                                            998,000                  -
Due to officers                                                                     291,000            400,006
Subordinated junior debentures                                                       75,000             75,000
Liabilities of discontinued operations                                              229,000            273,130
                                                                                ------------      ------------

Total liabilities                                                                 2,910,000          3,970,742
                                                                                ------------      ------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
Convertible preferred stock; no par value; $1 stated value per share;
 5,000,000 shares authorized; 1,208,000 and none issued and outstanding
 in 2001 and 2000                                                                  1,208,000                 -
Common stock; no par value; 20,000,000 shares authorized; 9,901,152 and
 9,051,153 issued and outstanding in 2001 and 2000                                14,006,000        13,471,584
Accumulated deficit                                                              (14,701,000)      (14,403,201)
                                                                                ------------      ------------
Total stockholders' equity (deficiency)                                              513,000          (931,617)
                                                                                ------------      ------------
Total liabilities and stockholders' equity                                      $  3,423,000      $  3,039,125
                                                                                ============      ============


The accompanying notes are an integral part of these statements.

            FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                        Three Months Ended June 30,          Six Months Ended June 30,
                                                        ---------------------------          -------------------------
                                                           2001              2000              2001              2000
                                                        ----------        ----------        ----------        ----------
REVENUES
Sales                                                   $1,417,000        $1,031,000        $2,511,000        $1,901,000
Interest income                                                  -                 -                 -             3,000
Other                                                       86,000                 -           201,000                 -
                                                        ----------        ----------        ----------        ----------

Total revenues                                           1,503,000         1,031,000         2,712,000         1,904,000

OPERATING EXPENSES
Compensation and employee benefits                       1,074,000           597,000         1,853,000         1,210,000
Professional fees                                           40,000            71,000            55,000           121,000
Occupancy                                                  122,000            62,000           205,000           135,000
Depreciation and amortization                               59,000           108,000           108,000           216,000
Interest and related expense                                69,000            93,000           137,000           154,000
Other operating expenses                                   414,000           333,000           653,000           665,000
                                                        ----------        ----------        ----------        ----------
Total expenses                                           1,778,000         1,264,000         3,011,000         2,501,000
                                                        ----------        ----------        ----------        ----------
NET LOSS                                                $  275,000        $  233,000        $  299,000        $  493,000
                                                        ==========        ==========        ==========        ==========
NET LOSS PER SHARE                                      $     0.03        $     0.03        $     0.03        $     0.06
                                                        ==========        ==========        ==========        ==========


See accompanying notes to consolidated financial statements.

            FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                            Six Months Ended June 30,
                                                                                          ----------------------------
                                                                                            2001               2000
                                                                                          ----------         ---------
OPERATING ACTIVITIES
Net loss                                                                                  $ (299,000)        $(493,296)
Adjustments
   Depreciation                                                                               12,000             9,512
   Amortization                                                                               96,000           207,114
   (Increase) decrease in accounts receivable                                                (76,000)         (122,494)
   (Increase) decrease in mortgage loans held for resale                                     220,000          (258,276)
   Proceeds (repayment) of bank warehouse loans                                             (223,000)          267,599
   Decrease (increase) in other assets                                                        14,000           (56,779)
   Increase (decrease) in trade accounts payable                                             (26,000)           27,585
   Increase (decrease) in accrued expenses                                                   128,000           158,036
   Decrease in liabilities of discontinued subsidiaries                                      (44,000)               --

Net cash provided (absorbed) by operating activities                                        (198,000)         (260,999)
                                                                                          ----------         ---------
INVESTING ACTIVITIES
Purchase  of fixed assets                                                                    (15,000)               --
Cash used in acquisition, net                                                                (77,000)               --

Net cash provided (absorbed) by investing activities                                         (92,000)               --
                                                                                          ----------         ---------
FINANCING ACTIVITIES
Repayment of note payable - bank                                                            (720,000)               --
Repayment of notes payable                                                                   (66,000)          (67,559)
Increase (decrease) in amounts due officers                                                 (109,000)          264,035
Increase in common stock                                                                      27,000            51,709
Increase in preferred stock                                                                1,133,000                --

Net cash provided by financing activities                                                    265,000           248,185
                                                                                          ----------         ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                    (25,000)          (12,815)

Cash and cash equivalents at beginning of period                                          $   74,000            70,617
                                                                                          ----------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $   49,000         $  57,802
                                                                                          ==========         =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

   Cash payments of interest expense                                                      $  207,000          $133,163

   Non-cash transaction - conversion of amounts due
   officers to convertible preferred stock                                                $   75,000                --

   Non-cash transaction - issuance of common stock for acquisition                        $  508,000                --


See accompanying notes to consolidated financial statements.

            FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Basis of Presentation
--------------------------

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Reports on Form 10-KSB for the years ended December 31, 1999 and December 31, 2000.

2.  Acquisitions
----------------

     On February 9, 1999, the Company acquired substantially all of the assets of Mortgage Concepts, Inc., an originator of primarily subprime and alternate documentation residential mortgage loans which now operates as the Company's Collateral One subsidiary. The purchase price was $4,100,000, subject to reduction if certain financial benchmarks, as outlined in the Asset Purchase Agreement, are not attained by the subsidiary. The $4,100,000 purchase price consisted of a combination of $3,612,500 cash and $487,500 Company common stock, payable over a multi-year period of time specified in the Agreement. The acquisition has been accounted for under the purchase method of accounting. As of October 9, 1999, the Company restructured the remaining amounts due the sellers of the assets of Mortgage Concepts, Inc. which now operates as the Company's Collateral One subsidiary. The purchase price of $4,100,000 was unchanged, and was amended to consist of $2,862,500 of cash and $1,237,500 of Company common stock, payable over the same multi-year period of time. As of August 31, 2000, the Company implemented a purchase price adjustment and restructured the remaining amounts due the sellers of the assets of Mortgage Concepts, Inc. The purchase price of $4,100,000 was reduced to $2,804,000 in accordance with the Asset Purchase Agreement, and was amended to consist of $2,400,000 of cash and $404,000 of Company common stock. At June 30, 2001 the Company had paid the sellers $2,381,000 of cash, with the remaining $19,000 of cash payments due in installments through August 2001. All stock due the sellers had been issued as of August 31, 2000.

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

3.  Debt and Equity Financing
-----------------------------

     In 1998, the Company issued $635,000 of convertible subordinated debentures. Up to 20% of the subordinated debenture notes are convertible, at any time at option of the holder, into the Company's common stock at a price of $2.00 per share. The $635,000 includes $350,000 of subordinated debentures issued to certain officers of the Company in exchange for a similar reduction in amounts due to officers. In November 1999, the Company offered to convert the convertible subordinated debentures into Company common stock at a conversion price of $1.50 per share. Holders of $560,000 of debentures elected to convert their holdings into 373,333 shares of common stock, including all debentures held by officers of the Company. At June 30, 2001, the remaining $75,000 of convertible subordinated debentures are outstanding under the original terms and conditions of the issuance.

     In December 2000, the Company authorized a private placement of a minimum of $250,000 and a maximum of $2,500,000 of the Company's Series B Convertible Preferred Stock, no par value (the "Preferred Stock") at $1.00 per share. The Preferred Stock bears interest at 12-1/2% payable quarterly, and is convertible into common stock of the Company at a conversion price equal to the average bid price of the common stock for the trailing thirty days prior to date of written notice to convert. At June 30, 2001, the Company had received subscriptions totaling $1,208,000, including $75,000 of preferred stock issued to an officer of the Company in exchange for conversion of $75,000 of debt into preferred stock.

     In February 1999, the Company borrowed $1,500,000 from a bank; $1,200,000 of such borrowings was used in conjunction with the Mortgage Concepts, Inc. acquisition. The loan, guaranteed by certain officers of the Company and other individuals, bears interest at prime plus 2%. In November 1999, the Company borrowed an additional $607,000 from the bank, secured by the personal guaranty and collateral of the Chairman of the Board of Directors of the Company to partially finance a payment due the sellers of Mortgage Concepts, Inc. and for working capital needs. This loan also bears interest at prime plus 2%. In connection with both these financings, the Company entered into loan guaranty agreements with the individuals guaranteeing the loans, whereby such individuals received shares and/or options of the Company's common stock as compensation for their guarantees.

     In February 2001, the Bank loan was restructured to reduce the principal balance by approximately $800,000 by June 15, 2001 and approximately $25,000 per month thereafter. In June 2001, the term of the Bank loan was further restructured from a demand note to a note maturing in January 2003. At June 30, 2001, the balance of the bank loan had been reduced to $1,387,000.

     The Company has warehouse lines of credit with maximum borrowings of $2,000,000 at June 30, 2001. Subsequently the Company has obtained a commitment for additional warehouse lines of credit which would increase the maximum available borrowings to $12,000,000. At June 30, 2001 and December 31, 2000, $126,000 and $349,000 was outstanding under the lines, respectively.

4.  Cessation of Florida Operations
-----------------------------------

     In January 2000, the Company ceased operations of its FC Funding wholesale mortgage banking subsidiary and closed its two Florida locations, effective January 31, 2000.

5.  Divestiture of Subsidiaries
-------------------------------

     In December 2000, the Company sold substantially all of the assets of NAI to an unrelated third party for a cash price was $195,000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Financial Condition

     Assets of the Company increased from $3,039,000 at December 31, 2000 to $3,423,000 at June 30, 2001, an increase of $384,000. This increase was primarily due to a $594,000 increase in goodwill arising from the Family First acquisition, partially offset by a $220,000 reduction in mortgage loans held for resale.

     Liabilities decreased from $3,971,000 at December 31, 2000 to $2,910,000 at June 30, 2001 primarily as a result of repayment of $720,000 under the note payable - bank and reduction in the warehouse note payable - bank of $223,000.

     Stockholders' equity increased by $1,445,000 from negative $931,000 at December 31, 2000 to $513,000 at June 30, 2001, resulting from the sale of $1,208,000 of Preferred Stock and the issuance of $507,000 of common stock under the Family First acquisition (as more fully described in Notes 3 and 2 above, respectively) and partially offset by the loss of $299,000 for the period. At June 30, 2001, the Company had liquid assets of $399,000 and current liabilities of $1,317,000, including the current portion of the bank loan of $389,000 and remaining payments due the sellers of Mortgage Concepts, Inc. of $19,000 due in 2001 (as more fully described in Notes 3 and 2 above, respectively).


Results of Operations

Current Year Performance and Earnings Outlook

     The Company incurred a loss of $299,000 for the six months ended June 30, 2001 as compared to a loss of

$493,000 for the same period in 2000. This decrease in the amount of loss is a result of profits of the ongoing Collateral One operation of $352,000 being more than offset by second quarter 2001 start-up losses at the recently acquired Florida operation and costs associated with the company's expansion into New Jersey and Virginia as well as costs of corporate operations, including approximately $137,000 of interest expense and $108,000 of amortization of goodwill associated with the acquisitions.

     As discussed more fully in the Company's Annual Reports on Form 10-KSB for the years ended December 31, 1999 and December 31, 2000, the Company is implementing its strategic plan of developing a retail and wholesale mortgage banking operation through acquisition and internal growth as a step toward developing a vertically integrated financial services company that can provide mortgage origination, homeowner's insurance, title insurance and home warranties, among other financial services, consumer direct, wholesale and through the Internet. However, there are no assurances that the Company will be able to successfully implement all aspects of its strategic plan.


Comparison of Six Months Ended June 30, 2001 to Six Months Ended June 30, 2000

     Revenues. Total revenues for the six months ended June 30, 2001 amounted to $2,712,000 representing a 42% increase when compared to the same period in 2000. This increase is a result of both internal growth of the company's Collateral One operation and new revenues arising from the Florida acquisition.

     Expenses. Total expenses for the six months ended June 30, 2001 amounted to $3,011,000 as compared to $2,501,000 for the same period in 2000, an increase of $510,000. This change is attributable to growth within the Company's Collateral One subsidiary and start-up expenses of the various expansion operations.


Comparison of Three Months Ended June 30, 2000 to Three Months Ended June 30,
1999

     Revenues. Total revenues for the three months ended June 30, 2001 amounted to $1,503,000 representing a 46% increase when compared to revenues of $1,031,000 for the same period in 2000. This increase is a result of both internal growth of the company's Collateral One operation and new revenues arising from the Florida acquisition.

     Expenses. Total expenses for the three months ended June 30, 2001 amounted to $1,778,000 as compared to $1,264,000 for the same period in 2000. This change is attributable to growth within the Company's Collateral One subsidiary and start-up expenses of the various expansion operations.

Liquidity and Capital Resources

     The Company's primary liquidity requirements have been the establishment, funding and expansion of its mortgage banking operations, including the February 1999 acquisition of Mortgage Concepts, Inc., March 2001 acquisition of Family First Mortgage, Inc., and subsequent internal growth.

     The Company borrowed $2,107,000 from a bank in 1999 secured by the personal guarantees of several officers and directors of the Company and one outside investor to partially finance the Collateral One acquisition and for working capital needs (see Note 3 of the financial statements). The Company is seeking additional capital infusion to fund its operations and expansion and has obtained additional equity capital of $1,106,000 in the first six months of 2001. While the Company believes it can attract the necessary capital to provide the liquidity necessary to pursue new business opportunities, no assurance can be given that it will in fact be able to do so.

  The Company funds its mortgage banking activities in large part through warehouse lines of credit, and its ability to continue to originate and wholesale residential mortgages is dependent upon continued access to capital on acceptable terms. Borrowings under these lines are repaid with the proceeds received by the Company from the sale of the loans to institutional investors. The Company's committed warehouse lines at June 30, 2001 allowed the Company to borrow up to $2 million, and the company has subsequently obtained commitments which would increase the maximum available borrowings to $12 million. The warehouse lines expire within the next twelve months, but are generally renewable; however, no assurances are given that the Company can renew its warehouse lines or that such renewals can be made on equal or more favorable
terms to the Company.    The Company sells its originated and purchased loans,
including all servicing rights, for cash to institutional investors, usually on a non-recourse basis, with proceeds applied to reduce corresponding warehouse line outstandings.

     Cash and cash equivalents at June 30, 2001 amounted to $49,000 as compared to $75,000 at December 31, 2000, or a decrease of $25,000.

     During the first six months of 2001, the Company's operating activities utilized $198,000 as compared to utilizing $261,000 in the same period in 2000. The cash utilized by operating activities in the first six months of 2001 resulted primarily from the Company's net loss for the period being offset by adjustment for non-cash expenses of depreciation and amortization.

     Investing activities utilized $77,000 for the Family First acquisition and $15,000 for equipment purchases, and were negligible in the first six months of 2000.

     Financing activities provided $265,000 of capital in the first six months of 2001 through the sale of $1,133,000 of preferred stock during the period offset by reduction in the bank loan by $720,000, reduction in other notes payable of $66,000, and reductions in amounts due officers of $109,000. During the comparable period of 2000, financing activities provided $248,000 of capital in the first six months of 2000 primarily through increases in amounts due officers and sale of common stock.

     As of June 30, 2001, the Company had cash and cash equivalents of $49,000. The Company is seeking additional capital infusion to fund its operations, reduce its bank debt, and implement its expansion plans. While the Company believes it can attract the necessary capital to provide the liquidity necessary to pursue new business opportunities, no assurance can be given that it will in fact be able to do so.


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

  In a report on Form 8-K dated April 26, 2001 the Company announced a change in accountant from Grant Thornton LLP to Gross Kreger Passio LLC as of that date. The reports of Grant Thornton LLP on the financial statements for the fiscal years ended December 31, 1998 and 1999 contained no adverse opinion or disclaimer of opinion and were not qualified or modifies as to uncertainty, audit scope or accounting principal, except that their report for each fiscal year contained an explanatory paragraph regarding the substantial doubt about the Company's ability to continue as a going concern. The Company's Audit Committee recommended and approved the decision to change independent accountants. In connection with its audits for the two most recent fiscal years and through April 23, 2001, there have been no disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton LLP, would have caused them to make reference thereto in their report on the financial statements for such years. Grant Thornton LLP has furnished a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements.

FIRST CHESAPEAKE FINANCIAL CORPORATION

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                           FIRST CHESAPEAKE FINANCIAL CORPORATION
Registrant

Date: August 14, 2001      By: /s/ Mark Mendelson
                           ----------------------
                           Mark Mendelson, Chief Executive Officer

                           By: /s/ Mark E. Glatz
                           ---------------------
                           Mark E. Glatz, Chief Financial Officer