Form 10QSB
period 2001-09-30
FIRST CHESAPEAKE FINANCIAL CORP
filed 2001-11-14
CIK 899164

Form 10-QSB for FIRST CHESAPEAKE FINANCIAL CORP filed on November 14, 2001



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock of registrant outstanding as of September 30, 2001 was 9,936,164 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                                                                 September 30,     December 31,
                                                                                     2001              2000
                                                                                 ------------      ------------
                                                                                 (Unaudited)
ASSETS
Cash and cash equivalents                                                         $  127,000        $   74,031
Accounts receivable                                                                  293,000           177,270
Mortgage loans held for resale                                                        97,000           316,862
Furniture and equipment, net                                                          87,000            67,079
Goodwill                                                                           2,752,000         2,240,751
Other assets                                                                         214,000           163,132
                                                                                  ----------        ----------

Total assets                                                                      $3,570,000        $3,039,125
                                                                                  ==========        ==========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES
Note payable to bank - current portion                                            $  372,000        $2,107,321
Warehouse note payable - bank                                                        126,000           348,586
Note payable - other                                                                  10,000            85,400
Accounts payable                                                                     412,000           448,277
Accrued expenses                                                                     486,000           233,022
Note payable to bank - long term portion                                             997,000                 -
Due to officers                                                                      219,000           400,006
Subordinated junior debentures                                                        75,000            75,000
Liabilities of discontinued operations                                               223,000           273,130
                                                                                  ----------        ----------

Total liabilities                                                                  2,920,000         3,970,742
                                                                                  ----------        ----------


STOCKHOLDERS' EQUITY (DEFICIENCY)
Convertible  preferred  stock;  no par value;  $1 stated  value per share;
     5,000,000   shares   authorized;   1,494,463   and  none  issued  and
     outstanding in 2001 and 2000                                                  1,495,000                 -
Common stock; no par value;  20,000,000 shares  authorized;  9,936,164 and
     9,051,153 issued and outstanding in 2001 and 2000                            14,041,000        13,471,584
Accumulated deficit                                                              (14,886,000)      (14,403,201)
                                                                                  ----------        ----------

Total stockholders' equity (deficiency)                                              650,000          (931,617)
                                                                                  ----------        ----------

Total liabilities and stockholders' equity                                        $3,570,000        $3,039,125
                                                                                  ==========        ==========


The accompanying notes are an integral part of these statements.

                                FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (Unaudited)

                                                Three months ended September 30,      Nine months ended September 30,
                                                --------------------------------      -------------------------------
                                                         2001               2000              2001               2000
                                                         ----               ----              ----               ----
REVENUES
Sales                                             $ 1,635,000        $ 1,085,000        $4,146,000        $ 3,092,000
Interest and other income                             132,000                -0-           333,000              2,000
                                                  -----------        -----------        ----------        -----------

Total revenues                                      1,767,000          1,085,000         4,479,000          3,094,000

OPERATING EXPENSES
Compensation and employee benefits                  1,236,000            718,000         3,089,000          1,928,000
Professional fees                                       5,000             33,000            60,000            154,000
Occupancy                                              92,000             80,000           297,000            214,000
Depreciation and amortization                          71,000             62,000           179,000            279,000
Interest expense                                      108,000            110,000           245,000            265,000
Other expenses                                        446,000            251,000         1,093,000            916,000
                                                  -----------        -----------        ----------        -----------

Total expenses                                      1,958,000          1,254,000         4,963,000          3,756,000
                                                  -----------        -----------        ----------        -----------

NET LOSS                                          $   191,000        $   169,000        $  484,000        $   662,000
                                                  ===========        ===========        ==========        ===========

NET LOSS PER SHARE                                      $0.02              $0.02            $ 0.05             $ 0.09
                                                        =====              =====            ======             ======


The accompanying notes are an integral part of these statements.

                                FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)
                                                                                       Nine Months Ended September 30,
                                                                                       -------------------------------
                                                                                                  2001            2000
                                                                                                  ----            ----
OPERATING ACTIVITIES
Net loss                                                                                     $(484,000)      $(662,000)
Adjustments
       Depreciation                                                                             21,000          21,000
       Amortization                                                                            158,000         258,000
       Decrease (increase) in accounts receivable                                             (116,000)       (139,000)
       Decrease (increase) in mortgage loans held for resale                                   220,000         516,000
       Proceeds (repayment) of bank warehouse loans                                           (223,000)       (507,000)
       Decrease (increase) in other assets                                                     (51,000)        (77,000)
       Increase (decrease) in trade accounts payable                                           (36,000)         10,000
       Increase (decrease) in accrued expenses                                                 253,000         183,000
       Increase (decrease) in liabilities of discontinued subsidiaries                         (59,000)             --

Net cash provided (absorbed) by operating activities                                          (317,000)       (397,000)
                                                                                             ---------       ---------

INVESTING ACTIVITIES
Purchase of fixed assets                                                                       (41,000)             --
Cash used in acquisition, net                                                                  (77,000)             --

Net cash provided (absorbed) by investing activities                                          (118,000)             --
                                                                                             ---------       ---------

FINANCING ACTIVITIES
Repayment of note payable - bank                                                              (763,000)             --
Equipment note payable - bank                                                                   25,000              --
Repayment of notes payable                                                                     (75,000)         (8,000)
Increase (decrease) in amounts due officers                                                   (181,000)        340,000
Common stock cancelled as compensation                                                              --        (123,000)
Increase in common stock                                                                        62,000         175,000
Increase in preferred stock                                                                  1,420,000              --

Net cash provided by financing activities                                                      488,000         384,000
                                                                                             ---------       ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                      (53,000)        (13,000)

Cash and cash equivalents at beginning of period                                             $  74,000       $  71,000
                                                                                             ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $ 127,000       $  58,000
                                                                                             =========       =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

       Cash payments of interest expense                                                      $259,000        $155,000

       Non-cash transaction - conversion of amounts due
       officers to convertible preferred stock                                                 $75,000              --

       Non-cash transaction - issuance of common stock for acquisition                        $508,000              --


The accompanying notes are an integral part of these statements.

             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Basis of Presentation
-------------------------

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Reports on Form 10-KSB for the years ended December 31, 1999 and December 31, 2000.


2.  Acquisitions
----------------

         On February 9, 1999, the Company acquired substantially all of the assets of Mortgage Concepts, Inc., an originator of primarily subprime and alternate documentation residential mortgage loans which now operates as the Company's Collateral One subsidiary. The purchase price was $4,100,000, subject to reduction if certain financial benchmarks, as outlined in the Asset Purchase Agreement, are not attained by the subsidiary. The $4,100,000 purchase price consisted of a combination of $3,612,500 cash and $487,500 Company common stock, payable over a multi-year period of time specified in the Agreement. The acquisition has been accounted for under the purchase method of accounting. As of October 9, 1999, the Company restructured the remaining amounts due the sellers of the assets of Mortgage Concepts, Inc. which now operates as the Company's Collateral One subsidiary. The purchase price of $4,100,000 was unchanged, and was amended to consist of $2,862,500 of cash and $1,237,500 of Company common stock, payable over the same multi-year period of time. As of August 31, 2000, the Company implemented a purchase price adjustment and restructured the remaining amounts due the sellers of the assets of Mortgage Concepts, Inc. The purchase price of $4,100,000 was reduced to $2,804,000 in accordance with the Asset Purchase Agreement, and was amended to consist of $2,400,000 of cash and $404,000 of Company common stock. At September 30, 2001 the Company had paid the sellers $2,390,000 of cash, with the remaining $10,000 of cash payments due in 2001. All stock due the sellers had been issued as of August 31, 2000.

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


3. Debt and Equity Financing
----------------------------

         In 1998, the Company issued $635,000 of convertible subordinated debentures. Up to 20% of the subordinated debenture notes are convertible, at any time at option of the holder, into the Company's common stock at a price of $2.00 per share. The $635,000 includes $350,000 of subordinated debentures issued to certain officers of the Company in exchange for a similar reduction in amounts due to officers. In November 1999, the Company offered to convert the convertible subordinated debentures into Company common stock at a conversion price of $1.50 per share. Holders of $560,000 of debentures elected to convert their holdings into 373,333 shares of common stock, including all debentures held by officers of the Company. At September 30, 2001, the remaining $75,000 of convertible subordinated debentures are outstanding under the original terms and conditions of the issuance.

         In December 2000, the Company authorized a private placement of a minimum of $250,000 and a maximum of $2,500,000 of the Company's Series B Convertible Preferred Stock, no par value (the "Preferred Stock") at $1.00 per share. The Preferred Stock bears interest at 12-1/2% payable quarterly, and is convertible into common stock of the Company at a conversion price equal to the average bid price of the common stock for the trailing thirty days prior to date of written notice to convert. At September 30, 2001, the Company had received subscriptions totaling $1,495,000, including $75,000 of preferred stock issued to an officer of the Company in exchange for conversion of $75,000 of debt into preferred stock and $31,000 issued to an officer of the Company in exchange for cash.

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

         In February 2001, the Bank loan was restructured to reduce the principal balance by approximately $800,000 by June 15, 2001 and approximately $25,000 per month thereafter. In June 2001, the term of the Bank loan was further restructured from a demand note to a note maturing in January 2003. At September 30, 2001, the balance of the bank loan had been reduced to $1,344,000.

         In September 2001, a subsidiary of the Company borrowed $25,000 from a bank for office and computer equipment for expanding operations. The loan is secured by a pledge of the acquired equipment, is guaranteed by the Company as well as by an officer of the Company. The loan has a 24 month repayment term which matures in September 2003 and bears a fixed interest rate of 9%.

         The Company has warehouse lines of credit with maximum borrowings of $2,000,000 at September 30, 2001. At September 30, 2001 and December 31, 2000, $126,000 and $349,000 was outstanding under the lines, respectively.


4.  Cessation of FC Funding Operations
--------------------------------------

         In January 2000, the Company ceased operations of its FC Funding wholesale mortgage banking subsidiary and closed its two Florida locations, effective January 31, 2000.


5.  Divestiture of Subsidiaries
-------------------------------

         In December 2000, the Company sold substantially all of the assets of NAI to an unrelated third party for a cash price was $195,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
 of Operations
 -------------


Financial Condition

         Assets of the Company increased from $3,039,000 at December 31, 2000 to $3,570,000 at September 30, 2001, an increase of $531,000. This increase was primarily due to a $511,000 increase in goodwill arising from the Family First acquisition and increases in cash, accounts receivable and other assets, partially offset by a $220,000 reduction in mortgage loans held for resale.

         Liabilities decreased from $3,971,000 at December 31, 2000 to $2,920,000 at September 30, 2001 primarily as a result of repayment of $763,000 under the note payable - bank and reduction in the warehouse note payable - bank of $223,000.

         Stockholders' equity increased by $1,582,000 from negative $931,000 at December 31, 2000 to $650,000 at September 30, 2001, resulting from the sale of $1,495,000 of Preferred Stock and the issuance of $62,000 of common stock to two creditors of the Company in lieu of cash and the issuance of $507,000 of common stock under the Family First acquisition (as more fully described in Notes 3 and 2 above, respectively) and partially offset by the loss of $484,000 for the period. At September 30, 2001, the Company had liquid assets of $517,000 and current liabilities of $1,406,000, including the current portion of the bank loan of $372,000 (as more fully described in Note 3 above).

Results of Operations

Current Year Performance and Earnings Outlook

         The Company incurred a loss of $484,000 for the nine months ended September 30, 2001 as compared to a loss of $662,000 for the same period in 2000. This decrease in the amount of loss is a result of improved profits of the established Collateral One operation of $566,000, offset by $360,000 second and third quarter 2001 start-up losses at the recently acquired Florida operation and other expansion as well as costs of corporate operations, including $246,000 of interest an dividend expense and $158,000 of amortization of goodwill associated with the acquisitions.

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

Comparison of Nine Months Ended September 30, 2001 to Nine Months Ended September 30, 2000

         Revenues. Total revenues for the nine months ended September 30, 2001 amounted to $4,479,000 representing a 45% increase when compared to the same period in 2000. This increase is a result of both internal growth of the company's Collateral One operation and new revenues arising from the Florida acquisition and recent expansions.

         Expenses. Total expenses for the nine months ended September 30, 2001 amounted to $4,963,000 as compared to $3,756,000 for the same period in 2000, an increase of $1,207,000 or 32%. This change is attributable to growth within the Company's Collateral One subsidiary and start-up expenses of the various expansion operations.

Comparison of Three Months Ended September 30, 2001 to Three Months Ended September 30, 2000

         Revenues. Total revenues for the three months ended September 30, 2001 amounted to $1,767,000 representing a 63% increase when compared to revenues of $1,085,000 for the same period in 2000. This increase is a result of both internal growth of the company's established Collateral One operation and new revenues arising from the Florida acquisition.

         Expenses. Total expenses for the three months ended September 30, 2001 amounted to $1,958,000 as compared to $1,254,000 for the same period in 2000. This change is attributable to growth within the Company's Collateral One subsidiary and start-up expenses of the various expansion operations.

Liquidity and Capital Resources

         The Company's primary liquidity requirements have been the establishment, funding and expansion of its mortgage banking operations, including the February 1999 acquisition of Mortgage Concepts, Inc., March 2001 acquisition of Family First Mortgage, Inc., and subsequent internal growth.

         The Company borrowed $2,107,000 from a bank in 1999 secured by the personal guarantees of several officers and directors of the Company and one outside investor to partially finance the Collateral One acquisition and for working capital needs (see Note 3 of the financial statements). The Company is seeking additional capital infusion to fund its operations and expansion and has obtained additional equity capital of $1,495,000 under the private placement of Preferred Stock in the first nine months of 2001 (as more fully described in Note 3 above). While the Company believes it can attract the necessary capital to provide the liquidity necessary to pursue new business opportunities, no assurance can be given that it will in fact be able to do so.

         The Company funds its mortgage banking activities in part through warehouse lines of credit, and its ability to continue to originate and wholesale residential mortgages may be somewhat dependent upon continued access to capital on acceptable terms. Borrowings under these lines are repaid with the proceeds received by the Company from the sale of the loans to institutional investors. The Company's committed warehouse lines at September 30, 2001 allowed the Company to borrow up to $2 million. The warehouse lines expire within the next twelve months, but are generally renewable; however, no assurances are given that the Company can renew its warehouse lines or that such renewals can be made on equal or more favorable terms to the Company. The Company sells its originated and purchased loans, including all servicing rights, for cash to institutional investors, usually on a non-recourse basis, with proceeds applied to reduce corresponding warehouse line outstandings.

         Cash and cash equivalents at September 30, 2001 amounted to $127,000 as compared to $74,000 at December 31, 2000, or an increase of $53,000.

         During the first nine months of 2001, the Company's operating activities utilized $317,000 as compared to utilizing $397,000 in the same period in 2000. The cash utilized by operating activities in the first nine months of 2001 resulted primarily from the Company's net loss for the period being offset by adjustment for non-cash expenses of depreciation and amortization.

         Investing activities utilized $77,000 for the Family First acquisition and $41,000 for equipment purchases, and were negligible in the first nine months of 2000.

         Financing activities provided $488,000 of capital in the first nine months of 2001 primarily through the sale of $1,495,000 of preferred stock during the period and the issuance of $62,000 of common stock to two creditors of the Company in lieu of cash, offset by reduction in the bank loan by $763,000, reduction in other notes payable of $75,000, and reductions in amounts due officers of $181,000. During the comparable period of 2000, financing activities provided $248,000 of capital in the first nine months of 2000 primarily through increases in amounts due officers and sale of common stock.

         As of September 30, 2001, the Company had cash and cash equivalents of $127,000. The Company is seeking additional capital infusion to fund its operations, reduce its bank debt, and implement its expansion plans. While the Company believes it can attract the necessary capital to provide the liquidity necessary to pursue new business opportunities, no assurance can be given that it will in fact be able to do so.

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


                                  FIRST CHESAPEAKE FINANCIAL CORPORATION
Registrant:

Date: November 14, 2001              By: /s/ Mark Mendelson
                                     ----------------------
                                     Mark Mendelson, Chief Executive Officer

                                     By: /s/ Mark E. Glatz
                                     Mark E. Glatz, Chief Financial Officer