Form 10KSB
period 2001-12-31
FIRST CHESAPEAKE FINANCIAL CORP
filed 2002-04-12
CIK 899164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     Annual Report Pursuant to Section 13 or
                15(d) of the Securities Exchange Act of 1934 for
                     the fiscal year ended December 31, 2001

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

                               541 Hamilton Street
                          Allentown, Pennsylvania 18101
                    (Address of principal executive offices)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were: $6,058,878.

The aggregate market value of the issuer's voting stock held as of April 2, 2002 by nonaffiliates of the issuer was approximately $2,700,000.

As of December 31, 2001, issuer had 9,936,164 shares of its no par common stock outstanding.

Documents Incorporated by Reference:  None.

Transitional Small Business Disclosure Format.  Yes [  ] No [X]

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

         First  Chesapeake  Financial   Corporation  (the  "Company"  or  "First
Chesapeake") is a Virginia corporation which was formed in 1992 and discontinued operations in 1997 following several years of unprofitable operations.

         In 1998, a new Board of Directors and new management re-established operations of the Company. That year, the Company established a new mortgage banking subsidiary, and subsequently in 1999, 2000 and 2001 the Company has expanded its mortgage banking operations through acquisitions and internal growth.

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

Company History

         The Company was originally incorporated in Virginia in 1992 to engage in the mortgage banking business. In 1997, the Company's management resigned and the Company closed all mortgage banking operations after several years of substantial losses. Following the 1997 removal of management and ceasing of operations, in 1998 the Company elected a new Board of Directors, installed new management and commenced implementation of a new strategic plan to re-establish the Company as a provider of financial services, initially within the mortgage banking segment.

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

         In the 3rd quarter of 1998, the Company formed First Chesapeake Funding Corporation ("FC Funding"), a wholly-owned subsidiary to perform wholesale mortgage banking operations.

         In the 1st quarter of 1999, the Company established First Chesapeake Acquisition Corporation ("FC Acquisition") and commenced its first retail mortgage banking operation through formation of a wholly-owned subsidiary, Collateral One Mortgage Corporation ("Collateral One"), to acquire certain assets of Mortgage Concepts, Inc., an established originator of primarily subprime and alternate documentation residential mortgage loans operating in five central and Midwestern states. In the 2nd quarter of 1999, Collateral One concluded the Mortgage Concepts, Inc. acquisition and the Company opened additional retail mortgage banking operations in South Carolina and Florida.

         In the 1st quarter of 2000, the company discontinued operations at its FC Funding wholesale mortgage banking subsidiary and closed two Florida locations.

         In the 1st quarter of 2001, the company acquired Family First Mortgage, Inc., a Fort Lauderdale, FL originator of residential mortgage loans.

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

         The Company funds its mortgage banking activities in part through warehouse lines of credit, and its ability to continue to originate and wholesale residential mortgages is dependent upon continued access to capital on acceptable terms. Borrowings under these lines are repaid with the proceeds received by the Company from the sale of the loans to institutional investors. The Company's committed warehouse lines at December 31, 2001 and 2000 allowed the Company to borrow up to $2 million. The existing warehouse lines expire within the next twelve months, but are generally renewable, however, no assurances are given that the Company can renew its warehouse lines or that such renewals can be made on equal or more favorable terms to the Company. The Company sells its originated and purchased loans, including all servicing rights, for cash to institutional investors, usually on a non-recourse basis, with proceeds applied to reduce the corresponding warehouse lines outstanding.

         At December 31, 2001, the Company's mortgage banking operations consisted of sixteen offices in nine states, and applications pending to expand into five additional states with the goal to expand nationwide through both internal growth and acquisition. The Company currently originates loans in Indiana, Kentucky, Missouri, North and South Carolina, Tennessee, New Jersey, Maryland and Florida, with applications for approval pending in Ohio, Pennsylvania, Connecticut, New York, and Delaware.

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

Employees

         As  of  December  31,  2001,  the  Company  had  approximately   eighty
employees, including two full-time staff at the Company's headquarters in Allentown, Pennsylvania. None of the Company's employees are represented by unions. The Company considers its relations with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's corporate and administrative headquarters are located in Allentown, PA, which comprise approximately 1,000 square feet of leased office space. Until its sale in December 2000, the Company's subsidiary, National Archives, leased approximately 25,000 square feet of office and warehouse space in a Philadelphia, PA property. Both of the above leased properties are owned by entities controlled by the Company's Chief Executive Officer, and are extended on a month to month basis to each entity with no current rental payments.

         The Company's subsidiary, Collateral One, leases approximately 25,000 square feet of office space at locations in Louisville, KY, Lexington, KY, St. Louis, MO, Indianapolis, IN, Charlotte, NC, Raleigh, NC, Nashville, TN, Greensboro, NC, Columbia, SC, Memphis, TN, Fairfax, VA and Fort Lauderdale, FL under leases which are all short term in nature with aggregate annual lease payments of approximately $386,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting on December 27, 2001. At the annual meeting, the shareholders elected Mark Mendelson, Mark Glatz, Paul Dandridge, James Greenfield, Vincent Muratore, Pasquale Nestico and John Papandon to serve on the Board of Directors. At the annual meeting, the shareholders also approved the amendment of the Company's 1999 Incentive Stock Option Plan to increase the maximum number of shares of Common Stock which may be subject to Stock Options granted under the Plan from 1,500,000 to 2,500,000 shares. No other matters were voted upon.

PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is not listed on any exchange. However, market quotes for the Company's common stock (under the symbol "FCFK") may be obtained from the National Association of Securities Dealers through the NASD OTC Bulletin Board, its automated system for reporting non-NASDAQ quotes. The following table sets forth, for the indicated calendar periods, the high and low bid prices (as reported by the OTC Bulletin Board) for the Company's common stock through December 31, 2001:

                                                        Bid Price
                                                        ---------
                                                  High             Low
                                                  ----             ---
         2000
         First Quarter                          $ 4.50           $ 1.13
         Second Quarter                           3.06             0.63
         Third Quarter                            2.31             0.63
         Fourth Quarter                           0.88             0.50

         2001
         First Quarter                          $ 0.69           $ 0.30
         Second Quarter                           0.52             0.27
         Third Quarter                            0.51             0.21
         Fourth Quarter                           0.51             0.16


         The prices set forth in this table represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not necessarily represent actual transactions.

         As of  December  31,  2001,  there  were 385  stockholders  of  record;
however,   the  Company  believes  there  were  approximately  1,000  beneficial stockholders of the Company's common stock.

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

         In 1998, a new Board of Directors and new management re-established operations of the Company. That year, the Company established a new mortgage banking subsidiary, and subsequently in 1999, 2000 and 2001 the Company has expanded its mortgage banking operations through acquisitions and internal growth.

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

         The Company funds its mortgage banking activities in part through warehouse lines of credit, and its ability to continue to originate and wholesale residential mortgages is dependent upon continued access to capital on acceptable terms. Borrowings under these lines are repaid with the proceeds received by the Company from the sale of the loans to institutional investors. The Company's committed warehouse lines at December 31, 2001 and 2000 allowed the Company to borrow up to $2 million. The existing warehouse lines expire within the next twelve months, but are generally renewable, however, no assurances are given that the Company can renew its warehouse lines or that such renewals can be made on equal or more favorable terms to the Company. The Company sells its originated and purchased loans, including all servicing rights, for cash to institutional investors, usually on a non-recourse basis, with proceeds applied to reduce corresponding warehouse line outstandings.

         At December 31, 2001, the Company's mortgage banking operations consisted of sixteen offices in nine states, and applications pending to expand into five additional states with the goal to expand nationwide through both internal growth and acquisition. The Company currently originates loans in Indiana, Kentucky, Missouri, North and South Carolina, Tennessee, New Jersey, Maryland and Florida, with applications for approval pending in Ohio, Pennsylvania, Connecticut, New York, and Delaware.

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

Financial Condition

         Assets of the Company increased from $3,039,000 at December 31, 2000 to $3,671,000 at December 31, 2001, an increase of $632,000. This increase was primarily due to a $458,000 net increase in goodwill arising from the Family First acquisition, a $301,000 increase in cash, and increases in accounts receivable, fixed assets and other assets, partially offset by a $220,000 reduction in mortgage loans held for resale.

         At December 31, 2001, assets consisted of cash of $375,000, accounts receivable of $189,000, acquisition-related goodwill of $2,699,000, mortgage loans held for resale of $97,000, $84,000 of fixed assets and $228,000 of other assets. At December 31, 2000, assets consisted of acquisition-related goodwill of $2,241,000, mortgage loans held for resale of $317,000, cash and other current assets of $251,000, as well as $67,000 of fixed assets and $163,000 of other assets.

         Liabilities decreased from $3,971,000 at December 31, 2000 to $3,284,000 at December 31, 2001 primarily as a result of repayment of $815,000 under the note payable - bank and reduction in the warehouse note payable - bank of $223,000, partially offset by a new $250,000 bank time note.

         At December 31, 2001, liabilities consisted of a note payable to a bank of $1,292,000, a bank time note of $250,000, other notes payable of $43,000, payables and accruals of $924,000, warehouse notes payable of $126,000, $53,000 of subordinated debentures, $281,000 of deferred amounts due officers, and $220,000 of liabilities of discontinued subsidiaries.

         At December 31, 2000, liabilities including bank debt of $2,107,000 and other debt of $85,000 associated with the Collateral One acquisition, warehouse notes payable to banks of $349,000, accounts payable and accruals totaling $681,000, $75,000 of subordinated debentures, $400,000 of deferred amount due officers of the Company and $273,000 of liabilities of discontinued operations.

         Stockholders' equity increased by $1,320,000 from negative $931,000 at December 31, 2000 to $388,000 at December 31, 2001, resulting from the sale of $1,487,000 of Preferred Stock, the issuance of $62,000 of common stock to two creditors of the Company in lieu of cash and the issuance of $508,000 of common stock under the Family First acquisition (as more fully described in Note D of the financial statements) and partially offset by the loss of $737,000 for the period.

          At December 31, 2001, the Company had current assets of $661,000 and current liabilities of $1,667,000, including the $250,000 time note and $324,000 current portion of the bank loan payable in 2002.


Results of Operations

Current Year Performance and Earnings Outlook

         The Company incurred a loss of $737,000 for the year ended December 31, 2001. This loss is a result of a $666,000 operating profit for the established Collateral One operations more than offset by $472,000 of start-up losses at the recently acquired Florida operation and other expansion, in addition to interest and related costs ($346,000), depreciation and amortization ($225,000) and other corporate expenses ($707,000).

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

Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000

         The Company incurred a loss of $737,000 for the year ended December 31, 2001 as compared to a loss of $831,000 for the same period in 2000. This decrease in the amount of loss is a result of improved profits of the established Collateral One operation of $667,000, offset by $472,000 start-up losses at the recently acquired Florida operation and other expansion as well as costs of corporate operations, including $346,000 of interest and dividend expense and $225,000 of depreciation and amortization of goodwill associated with the acquisitions.

         Total revenues for the year ended December 31, 2001 amounted to $6,059,000 representing an increase of $1,994,000 when compared to 2000's revenues of $4,065,000. The increase in revenue is primarily a result of both internal growth of the company's Collateral One operation and new revenues arising from the Florida acquisition and recent expansions. Total expenses for 2001 amounted to $6,792,000 as compared to $4,954,000 in 2000, an increase of

$1,838,000, and was also attributable to is attributable to growth within the Company's Collateral One subsidiary and start-up expenses of the various expansion operations growth and expansion of the Company's mortgage banking operations.

Liquidity and Capital Resources

         The   Company's   primary   liquidity   requirements   have   been  the
establishment, funding and expansion of its mortgage banking operations.

         The Company funds its mortgage banking activities in part through warehouse lines of credit, and its ability to continue to originate and wholesale residential mortgages may be somewhat dependent upon continued access to capital on acceptable terms. Borrowings under these lines are repaid with the proceeds received by the Company from the sale of the loans to institutional investors. The Company's committed warehouse lines at December 31, 2001 allowed the Company to borrow up to $2 million. The warehouse lines expire within the next twelve months, but are generally renewable, however, no assurances are given that the Company can renew its warehouse lines or that such renewals can be made on equal or more favorable terms to the Company. The Company sells its originated and purchased loans, including all servicing rights, for cash to institutional investors, usually on a non-recourse basis, with proceeds applied to reduce corresponding warehouse line outstandings.

         In 1998, the Company raised $635,000 under a subordinated debenture offering. In 1999, the Company borrowed $2,107,000 from a bank secured by the personal guarantees of several officers and directors of the Company and one outside investor to partially finance the Collateral One acquisition and for working capital needs. In 1999-2000, the Company also raised $660,000 under a private placement of common stock to partially finance a payment due under the Collateral One acquisition and for other general corporate purposes. In 2001, the Company raised an additional $1,487,000 under a private placement of Preferred Stock and borrowed $250,000 from a bank (as more fully described in footnotes to the financial statements). While the Company believes it can continue to attract the necessary capital to provide the liquidity necessary to pursue new business opportunities, no assurance can be given that it will in fact be able to do so.

         Cash and cash equivalents at December 31, 2001 amounted to $375,000 as compared to $74,000 at December 31, 2000, or an increase of $301,000.

         During 2001, the Company's operating activities utilized $506,000 as compared to utilizing $57,000 in 2000. The cash utilized by operating activities during 2001 resulted primarily from the Company's net loss for the period being offset by adjustment for non-cash expenses of depreciation and amortization totaling $230,000 and issuance of $75,000 of preferred stock as repayment of amounts due an officer of the Company.

         Investing activities in 2001 utilized $86,000 for the Family First acquisition and $46,000 for equipment purchases, and were negligible in 2000.

         Financing activities provided $939,000 of capital during 2001 primarily through the sale of $1,487,000 of preferred stock during year, the $250,000 bank time note, and the issuance of $62,000 of common stock to two creditors of the Company in lieu of cash, offset by reduction in the bank loan by $815,000, and reduction in other notes payable of $43,000. During the comparable period of 2000, financing activities provided $60,000 of capital primarily through the placement of $175,000 of common stock offset by repayment of $121,000 of notes payable to the sellers of Collateral One.

         As of December 31, 2001, the Company had cash and cash equivalents of $375,000. The Company is seeking additional capital infusion to fund its operations, reduce its bank debt, and implement its expansion plans. While the Company believes it can attract the necessary capital to provide the liquidity necessary to pursue new business opportunities, no assurance can be given that it will in fact be able to do so.

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


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The names, positions, ages and backgrounds of the directors and executive officers of the Company at December 31, 2001 are set forth below.

Name                      Age    Position and Background
----                      ---    -----------------------
Mark Mendelson            45    Chairman  of the  Board of  Directors  and Chief
                                Executive  Officer.  Mr.  Mendelson  has  been a
                                Director of the Company since August 1996. Since
                                1984,  Mr.  Mendelson has served as Chairman and
                                Chief  Executive  Officer of Hampton Real Estate
                                Group,   Inc.,   a   diversified   real   estate
                                brokerage,   development,  and  management  firm
                                specializing   in  commercial  and   residential
                                properties  throughout  the United  States.  Mr.
                                Mendelson is a former director and past chairman
                                of  the  Audit   Committee   of  Equimark   Bank
                                Corporation (currently known as Integra) and sits on the boards of a variety of civic and philanthropic institutions.

Paul A. Dandridge         74    Director.  Mr.  Dandridge  is  an  attorney  and
                                former City of Philadelphia Judge who currently services as Chairman of Philadelphia Health
                                Management Corporation, a non-profit, public health organization committed to improving the health of the community. Mr. Dandridge was elected to fill a vacancy on the Board of Directors in September 2000.

Mark Glatz                39    Director and Chief Financial Officer.  Mr. Glatz
                                is experienced in finance, banking, and a wide array of industries, and holds a degree in accounting and an MBA in financial management.
                                Mr. Glatz has served as Chief Financial Officer of the Company since July 1998.

James Greenfield          49    Director and  Secretary.  Mr.  Greenfield  is an
                                attorney with  experience  in private  practice,
                                emphasizing  municipal law, real estate matters,
                                and   complex    commercial    litigation    and
                                arbitration.

Vincent Muratore          55    Director.   Mr.   Muratore  has  over  30  years
                                mortgage banking experience, having successfully grown organizations of over $3.0 billion and $1.5 billion of annual loan volume prior to joining the Company as a senior officer of the mortgage banking operations.

Pasquale Nestico, M.D.    55    Director.  Dr. Nestico is a practicing physician
                                certified in cardiology and internal medicine as
                                well  as  an  extensively   published   clinical
                                professor of medicine at both Allegheny Hospital
                                (formerly  Hahnemann  University)  and Jefferson
                                Medical College.

John Papandon             39    Director.   Mr.  Papandon  is  an  attorney  and
                                Certified  Public   Accountant  with  a  Masters
                                degree in taxation with 15 years experience in the accounting industry.

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

Compliance with Section 16(a) of the Securities Exchange Act

         Section 16 (a) of the Securities Exchange Act requires the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file reports of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission and the National Association of Security Dealers. Officers, directors and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file. Based solely on the Company's review of the copies of such forms it has received, the Company believes that all its officers, directors and greater than ten percent (10%) beneficial owners are in compliance with all filing requirements applicable to them with respect to transactions during the fiscal year ended December 31, 2001.

ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Directors

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

         In 2001 the Company awarded 40,000 option shares to the Outside Directors of the Company at exercise price of $0.50 per share and an expiration date of December 1, 2006 under the 1999 ISO Plan. Specifically, 10,000 option shares were awarded each to Paul Dandridge, James Greenfield, Pasquale Nestico and John Papandon.

Compensation of Executive Officers

         The following table sets forth, for the three years ended December 31, 2001, certain information as to the total remuneration paid to each of the Company's executive officers whose total annual salary and bonus exceeded $100,000 for services in all capacities:

                                                               Annual Compensation
                                                               -------------------       Other        All Other
         Name                                               Salary          Other        Reimb.     Compensation
         Principal Position (F1)                 Year       (F2)            (F3)          (F4)          (F5)
         -----------------------                 ----       ----            ----          ----          ----

         Mark Mendelson                          2001       $120,000        $      0    $24,000       $12,000
         Chairman and CEO                        2000       $120,000        $      0    $24,000       $12,000
                                                 1999       $120,000        $      0    $12,000       $12,000

         Richard N. Chakejian, Jr. (F6)          2001       $      0        $      0    $     0       $     0
                                                 2000       $      0        $      0    $     0       $     0
                                                 1999       $      0        $  9,515    $     0       $     0

         Mark E. Glatz                           2001       $120,000        $      0    $24,000       $12,000
         Chief Financial Officer                 2000       $120,000        $      0    $24,000       $12,000
                                                 1999       $120,000        $      0    $12,000       $12,000

        (F1) No other executive officer had compensation whose salary and bonus exceeded $100,000.
        (F2) All current salaries to the executive officers, Messrs. Mendelson and Glatz, have been deferred.
        (F3)    Includes amounts converted to subordinated debentures in 1998.
        (F4) Includes perquisites, including automobile and incidental expense allowance.
        (F5) Includes premiums paid or reimbursed for health, disability and life (where the spouse is the beneficiary) insurance.
        (F6) In September 2000, the Board of Directors terminated Richard N. Chakejian, Jr. as an officer and employee of the Company and certain subsidiaries.

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

         In December 1999 the shareholders of the Company approved an Incentive Stock Option Plan (the "1999 ISO Plan"). In December 2001, the shareholders of the Company approved an increase in the number of authorized shares under the 1999 ISO Plan from 1,500,000 to 2,500,000 shares. Pursuant to the 1999 ISO Plan, 1,500,000 shares of the Company's common stock were made available for awards. The 1999 Plan allows for Incentive Stock Options intended to qualify as Incentive Stock Options ("ISOs") pursuant to Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or they may be Non-Qualified Stock Options ("NSOs"). Exercise prices under the Plan must be at no less than fair market value per share at date of grant, and shall expire no more than five years from date of issuance.

         In December 1999 the Company awarded 550,000 option shares under the 1999 ISO Plan to certain officers of the Company at exercise prices of $0.80 per share and expiration dates of December 29, 2004.

         In December 1999 the Company awarded a total of 29,500 option shares under the 1999 ISO Plan to 18 employees of the Company in grants ranging from 500 option shares to 10,000 option shares at exercise prices ranging from $0.80 to $1.50 and expiration dates between July 9, 2004 and December 31, 2004.

         In December 1999 the Company awarded 39,000 option shares under the 1999 ISO Plan to certain Outside Directors of the Company at exercise prices of $0.80 per share and expiration dates of December 29, 2004.

         In May 2000, the Company awarded 2,000 option shares under the 1999 ISO Plan to an employee of the Company at exercise prices of $0.80 per share and expiration dates of May 19, 2005.

         In June 2000 the Company awarded 50,000 option shares under the 1999 ISO Plan to certain Outside Directors of the Company at exercise prices of $0.80 per share and expiration dates of June 30, 2005.

         In December 2000 the Company awarded 550,000 option shares under the 1999 ISO Plan to certain officers of the Company at exercise prices of $0.55 per share and expiration dates of December 29, 2004.

         In December 2000 the Company awarded 30,000 option shares under the 1999 ISO Plan to certain Outside Directors of the Company at exercise prices of $0.80 per share and expiration dates of December 29, 2004.

         In December 2000, the Company repriced all stock options issued in the preceding twelve months to an exercise price of $0.80 per share. A total of 559,000 1999 ISO Plan option shares were repriced, of which 450,000 were held by certain executive officers, and 86,000 were held by certain outside directors. All other terms of the options remained unchanged.

         In March 2001 the Company awarded 250,000 option shares under the 1999 ISO Plan to an officer of the Company under the acquisition of Family First Mortgage Co., at exercise prices of $0.60 per share and expiration date of March 31, 2006.

         During 2001, the Company awarded a total of 427,000 option shares under the 1999 ISO Plan to fourteen individual employees or managers of the Company at exercise prices of $0.50 to $0.75 per share and expiration dates ranging from December 1, 2005 to December 1, 2006.

         In December 2001 the Company awarded 450,000 option shares under the 1999 ISO Plan to certain officers of the Company at exercise prices of $0.50 per share and expiration dates of December 1, 2006.

         In December 2001 the Company awarded 40,000 option shares under the 1999 ISO Plan to certain Outside Directors of the Company at exercise prices of $0.50 per share and expiration dates of December 1, 2006.

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

         In November 1999, the Company offered to convert up to 100% of the convertible subordinated debentures into Company common stock at a conversion price of $1.50 per share. Holders of $560,000 of debentures elected to convert their holdings into 373,333 shares of common stock, including conversion of all debentures held by officers of the Company. At December 31, 2001, $53,000 of convertible subordinated debentures remain outstanding under the original terms and conditions of the issuance.

         Other than the November 1999 conversions, none of the remaining subordinated debenture options have been exercised as of this date.

    Option activity under the above plans is summarized following:

                                                                December 31,
                                                      -------------------------------
                                                            2001                2000
                                                            ----                ----
         Outstanding options at beginning of year      1,977,500           1,548,500

         1999 ISO Plan options granted                 1,167,000             652,000
         1999 ISO Plan options exercised                     -0-                 -0-
         1999 ISO Plan options cancelled                 148,500            (103,000)

         1998 Plan options granted                           -0-                 -0-
         1998 Plan options exercised                         -0-             (10,000)
         1998 Plan options cancelled                         -0-             (10,000)

         1992 Plan options exercised                         -0-                 -0-
         1992 Plan options cancelled                         -0-                 -0-

         Outstanding options at end of year            2,996,000           1,977,500
                                                       =========           =========

         Exeercise prices:
                 Low                                       $0.50               $0.55
                 High                                      $5.00               $5.00

         Latest expiration date                      December 1,        December 31,
                                                            2006                2005

Option/SAR Grants in Last Fiscal Year

         The following table sets forth, for the period ended December 31, 2001, certain information as to the Option/SAR grants to the above-named executive officers in the last fiscal year:

                                        Number of
                                        Securities       % of Total
                                        Underlying     Options/SARs to    Exercise or           Latest
                                       Options/SARs     Employees in       Base Price         Expiration
         Name                            Granted         Fiscal Year       ($/share)             Date
         ----                            -------         -----------       ---------             ----

         Mark Mendelson                  225,000             19%             $0.50         December 1, 2006
         Mark Glatz                      225,000             19%             $0.50         December 1, 2006

         The following  table presents  information  concerning each exercise of stock  options  during the fiscal  year ended  December  31, 2001 by each of the named  executive  officers and the value of unexercised  options at December 31,
2001:
                                                                       Number of Shares        Value of
                                                                       Underlying              Unexercised
                                    Shares                             Unexercised             In-the-Money
                                    Acquired                           Options at FY-End       Options at FY-End
                                    on                 Value           Exercisable/            Exercisable/
          Name                      Exercise           Realized        Unexercisable           Unexercisable
          ----                      --------           --------        -------------           -------------

          Mark Mendelson                   0               $-0-        1,325,000/-0-              $-0-/-0-
          Mark E. Glatz                    0               $-0-          795,000/-0-              $-0-/-0-


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of December 31, 2001 by i) each person known by the Company to own beneficially 5% of such stock, ii) each Director of the Company, iii) each executive officer of the Company, and iv) all Directors and executive officers of the Company as a group. Other than as listed in the below notes, the address for each of the listed individuals is: 541
Hamilton Street, Allentown, Pennsylvania 18101.

                                                                  Number of Shares         Percent
         Name of Beneficial Owner (F1)                          Beneficially Owned        of Total
         -----------------------------                          ------------------        --------

         Mark Mendelson (F2), (F3)............................           5,326,877           41.2%
         John E. Dell (F2)  ..................................             450,000            3.5%
         Richard N. Chakejian, Jr. (F4).......................             804,834            6.2%
         Mark E. Glatz (F5)...................................           1,692,832           13.1%
         Paul Dandridge (F6)..................................              30,000            0.2%
         James Greenfield (F7)................................             148,000            1.1%
         Vincent Muratore (F8) ...............................           1,033,500            8.0%
         Pasquale Nestico (F6)................................             103,334            0.8%
         John Papandon (F7)      .............................             148,000            1.1%
                                                                        ----------            ----
         All Directors and officers as a group................           8,482,543           65.6%

         Total number of (fully diluted) shares...............          12,937,464          100.0%


NOTES:
(F1) Unless otherwise indicated, each person has sole voting and investment powers with respect to the shares
(F2) Consists of 450,000 shares of common stock owned by Mr. Dell subject to an irrevocable voting trust which is voted by Mr. Mendelson; c/o Gallagher Broidy & Butler, Attn: Thomas P. Gallagher, 212 Carnegie Center, Suite 402, Princeton, NJ 08540
(F3) Includes options to purchase 550,000 shares under the Company's 1998 Plan and 775,000 shares under the Company's 1999 ISO Plan
(F4) In September 2000, the Board of Directors terminated Richard N. Chakejian, Jr. as an officer and employee of the Company and certain subsidiaries; includes options to purchase 20,000 shares under 1998 Plan
(F5) Includes options to purchase 120,000 shares under 1998 Plan and 675,000 shares under the 1999 ISO Plan
(F6)    Includes options to purchase 30,000 shares under 1999 ISO Plan
(F7) Includes options to purchase 30,000 shares under 1998 Plan and 48,000 shares under 1999 ISO Plan
(F8) Includes 500,000 shares which are subject to a purchase price adjustment following an acquisition; includes options to purchase 250,000 shares under the 1999 ISO Plan


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There are no family relationships among any of the Directors or executive officers of the Company or its subsidiaries.

         The Company currently utilizes approximately 1,000 square feet of office space in a property owned by an entity controlled by Mark Mendelson, Chairman of the Board and Chief Executive Officer. NAI also utilized approximately 25,000 square feet of office and warehouse space in a property controlled by Mr. Mendelson until sale of that subsidiary in December 2000. No current rental payments are made by the Company under either lease, which are extended on a month to month basis to the company.

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

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      (3) List of Exhibits Required by Item 601 Of Regulation S-B

      Exhibit #
      ---------
        1.1 Revised Form of Underwriting Agreement between the Company and Hibbard Brown & Company, Inc. (1)
        3.1     Restated Articles of Incorporation of the Company. (1)
        3.2     By-laws of the Company. (1)
        3.3     Form of Stock Certificate. (1)
        9.1 Irrevocable Voting Proxy dated March 9, 1994 between John E. Dell and Max E. Gray (2)
        9.2 Appointment of Mark Mendelson as of January 1, 1998 as holder of Irrevocable Voting Proxy dated March 9, 1994 between John E. Dell and Max E. Gray.
        10.1    1992 Stock Option Plan. (1)
        10.2 Agreement between the Company and Lester W. Salzman dated June 5, 1998 (3).
        10.3 Share Purchase Agreement dated as of January 1, 1999 between the Company and Richard N. Chakejian, Sr. (3).
        10.4 Warehouse Loan Agreement dated March 1999 between the Company and Priority Bancorp, Inc. (3).
        10.5 Participation Agreement dated May 25, 1999 between the Company and Sterling Bank and Trust. (3).
        2.1 Asset Purchase Agreement dated February 9, 1999 with Mortgage Concepts, Inc., William Everslage and Jeffrey Houk, as amended
                (4).
        2.2     Loan Agreement dated February 5, 1999 with Crusader Bank (4).
        2.3 Third Amendment to the Asset Purchase Agreement dated February 9, 1999 between the Company and Mortgage Concepts, Inc. (5)
        2.4 Amendment to Loan Agreement dated November 10, 1999 with Crusader Bank. (5)
        10.6 Forbearance Agreement dated February 2, 2001 between the Company and Crusader Bank. (6)
        10.7 Fourth Amendment to the Asset Purchase Agreement dated August 31, 2000 between the Company and Mortgage Concepts, Inc. (6)
        10.8 Asset Purchase and Sale Agreement dated December 1, 2000 between Iron Mountain Records Management, Inc. and National Archives, Inc. (6)
        10.9 Crusader Bank Pledge Agreement and Forbearance Agreement dated February 5, 2001
        21
                (a) National Archives, Inc., incorporated in the state of Pennsylvania (60%)
                (b) Premiere Quality Foods, Inc., incorporated in the state of Virginia (100%)
                (c) Premiere Chemicals, Inc., incorporated in the state of Virginia (100%)
                (d) First Chesapeake Funding Corporation, incorporated in the state of Virginia (100%)
                (e) First Chesapeake Acquisition Corporation, incorporated in the state of Virginia (100%)
                (f) Collateral One Mortgage Corporation, incorporated in the state of Virginia (100%)
         ---------------------------

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

        (6) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 filed with the Commission on April 30, 2001.

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

Dated:  April 12, 2002              First Chesapeake Financial Corporation,
                                    a Virginia corporation

                                    By:  /s/ Mark Mendelson
                                       -----------------------
                                    Mark Mendelson, Chairman and Chief Executive
                                    Officer

                                    By: /s/ Mark E. Glatz
                                       -----------------------
                                    Mark E. Glatz, Director and Chief Financial
                                    Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                       Name and Title                              Signature
----                       --------------                              ---------
April 12, 2002             Mark Mendelson, Chairman of                 /s/ Mark Mendelson
                           the Board and Chief Executive Officer       ------------------
                                                                       Mark Mendelson

April 12, 2002             Mark E. Glatz                               /s/ Mark E. Glatz
                           Director and Chief Financial Officer        -----------------
                                                                       Mark E. Glatz

April 12, 2002             Paul Dandridge                              /s/ Paul Dandridge
                           Director                                    ------------------
                                                                       Paul Dandridge

April 12, 2002             James Greenfield                            /s/ James Greenfield
                           Director and Secretary                      --------------------
                                                                       James Greenfield

April 12, 2002             Vincent Muratore                            /s/ Vincent Muratore
                           Director                                    --------------------
                                                                       Vincent Muratore

April 12, 2002             Pasquale Nestico                            /s/ Pasquale Nestico
                           Director                                    --------------------
                                                                       Pasquale Nestico

April 12, 2002             John Papandon                               /s/ John Papandon
                           Director                                    -----------------
                                                                       John Papandon


                       FINANCIAL STATEMENTS AND REPORT OF
                     INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES

                           December 31, 2001 and 2000

                       FINANCIAL STATEMENTS AND REPORT OF
                     INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES

                           December 31, 2001 and 2000




                                    CONTENTS



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT                              3

CONSOLIDATED FINANCIAL STATEMENTS

       CONSOLIDATED BALANCE SHEETS                                             4

       CONSOLIDATED STATEMENTS OF OPERATIONS                                   5

       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)             6

       CONSOLIDATED STATEMENTS OF CASH FLOWS                                   7

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              8

SUPPLEMENTAL INFORMATION AND INDEPENDENT AUDITOR'S
REPORT ON ADDITIONAL INFORMATION                                              14

                Report of Independent Certified Public Accountant

Board of Directors
First Chesapeake Financial Corporation

         We have audited the consolidated balance sheets of First Chesapeake Financial Corporation, a Virginia corporation (the Company) and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' (deficiency) equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those consolidated financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Chesapeake Financial Corporation and Subsidiaries as of December 31, 2001 and 2000, and their consolidated results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Gross Kreger & Passio, L.L.C.

Philadelphia, Pennsylvania
April 2, 2002

                                  First Chesapeake Financial Corporation and Subsidiaries

                                                CONSOLIDATED BALANCE SHEETS

                                                       December 31,


                                                                                     2001               2000
ASSETS
Cash and cash equivalents                                                          $ 374,595        $   74,031
Accounts receivable                                                                  188,775           177,270
Mortgage loans held for resale                                                        97,476           316,862
Furniture and equipment, net                                                          83,801            67,079
Goodwill                                                                           2,699,074         2,240,751
Other assets                                                                         227,514           163,132
                                                                                  ----------        ----------

Total assets                                                                      $3,671,235        $3,039,125
                                                                                  ==========        ==========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES
Note payable to bank - current portion                                              $323,800        $2,107,321
Warehouse note payable - bank                                                        125,685           348,586
Time note payable - bank                                                             250,000               -0-
Note payable - other                                                                  42,892            85,400
Accounts payable                                                                     426,376           448,277
Accrued expenses                                                                     498,030           233,022
Term note payable - bank                                                              22,117               -0-
Note payable to bank - long term portion                                             968,319               -0-
Dividends payable                                                                     72,773               -0-
Subordinated junior debentures                                                        53,000            75,000
Due to officers                                                                      280,572           400,006
Liabilities of discontinued operations                                               219,942           273,130
                                                                                  ----------        ----------

Total liabilities                                                                  3,283,506         3,970,742
                                                                                  ----------        ----------


STOCKHOLDERS' EQUITY (DEFICIENCY)
Convertible  preferred  stock;  no par value;  $1 stated  value per share;
     5,000,000   shares   authorized;   1,520,260   and  none  issued  and
     outstanding in 2001 and 2000                                                  1,486,852               -0-
Common stock; no par value;  20,000,000 shares  authorized;  9,936,164 and
     9,051,153 issued and outstanding in 2001 and 2000                            14,041,396        13,471,584
Accumulated deficit                                                              (15,140,519)      (14,403,201)
                                                                                  ----------        ----------

Total stockholders' equity (deficiency)                                              387,729         (931,617)
                                                                                  ----------        ----------

Total liabilities and stockholders' equity                                        $3,671,235        $3,039,125
                                                                                  ==========        ==========


The accompanying notes are an integral part of these statements.

                                  First Chesapeake Financial Corporation and Subsidiaries

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Year ended December 31,



                                                                                          2001              2000
                                                                                          ----              ----
REVENUES
Sales                                                                              $ 5,694,994       $ 3,981,893
Interest and other income                                                              363,884             2,838
                                                                                   -----------       -----------

         Total revenues                                                            $ 6,058,878       $ 4,064,731

OPERATING EXPENSES
Compensation and employee benefits                                                   4,290,043         2,670,958
Professional fees                                                                       46,694           179,892
Occupancy                                                                              366,524           276,842
Depreciation and amortization                                                          224,810           202,281
Interest expense                                                                       346,497           474,291
Other operating expenses                                                             1,517,018         1,149,950
                                                                                   -----------       -----------

          Total expenses                                                             6,791,586         4,954,214
                                                                                   -----------       -----------

Loss from continuing operations                                                       (732,708)         (889,483)
Loss from discontinued operations                                                       (4,610)          (60,039)
Gain on sale of discontinued operations                                                    -0-           119,017
                                                                                   -----------       -----------

NET LOSS                                                                           $  (737,318)      $  (830,505)
                                                                                   ===========       ===========

Basic and diluted earnings per share
Continuing operations                                                                  $ (0.07)           $(0.12)
Discontinued operations                                                                   0.00              0.01

                                                                                       $ (0.07)           $(0.11)
                                                                                   ===========       ===========

Weighted average shares outstanding                                                  9,689,282         7,729,422
                                                                                   ===========       ===========


The accompanying notes are an integral part of these statements.

                                  First Chesapeake Financial Corporation and Subsidiaries

                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY

                                          Years ended December 31, 2001 and 2000


                                                                                                 Total
                                                                                             stockholders'
                                            Common          Preferred       Accumulated       (deficiency)
                                             stock            stock           deficit            equity
                                             -----            -----           -------            ------

Balance at December 31, 1999               $13,647,625       $         -    $ (13,572,696)         $ 74,929
                                                     -                 -                -                 -
Issuance of common stock                       775,000                 -                -           775,000
Exercise of common stock options                 6,000                 -                -             6,000
Cancellation of common stock                  (957,041)                -                -          (957,041)
Net loss                                             -                 -         (830,505)         (830,505)
                                           -----------       -----------    -------------          --------

Balance at December 31, 2000               $13,471,584       $       -0-    $ (14,403,201)       $ (931,617)
                                                                                                          -
Issuance of common stock                       569,812                 -                -           569,812
Issuance of preferred stock                          -         1,486,852                -         1,486,852
Net loss                                             -                 -         (737,318)         (737,318)
                                           -----------       -----------    -------------          --------

Balance at December 31, 2001               $14,041,396       $ 1,486,852    $ (15,140,519)        $ 387,729
                                           ===========       ===========    =============         =========

The accompanying notes are an integral part of these statements.

                                  First Chesapeake Financial Corporation and Subsidiaries

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year ended December 31,

                                                                                                2001             2000
                                                                                                ----             ----
OPERATING ACTIVITIES
Net loss                                                                                  $ (737,318)       $(830,505)
Adjustments to reconcile net loss to net cash used in operating activities:
       Increase (decrease) in deferred officers' compensation                                (44,434)         585,595
       Common stock issued (cancelled) as compensation                                           -0-         (123,291)
       Depreciation                                                                           29,314           36,610
       Amortization of goodwill and capitalized financing costs                              200,700          312,276
Decrease (increase) in accounts receivable                                                   (11,505)         (94,396)
Decrease (increase) in mortgage loans held for resale                                        219,386          594,188
Proceeds (repayment) of bank warehouse loans                                                (222,901)        (553,141)
Decrease (increase) in other assets                                                         (129,389)        (119,236)
Increase (decrease) in trade accounts payable                                                (21,901)        (108,839)
Increase (decrease) in accrued expenses                                                      265,008           81,003
Increase (decrease) in liabilities of discontinued subsidiaries                              (53,188)         162,930

Net cash provided (absorbed) by operating activities                                        (506,228)         (56,806)
                                                                                           ---------         --------

INVESTING ACTIVITIES
Purchase of fixed assets                                                                     (46,036)             -0-
Cash used in acquisition, net                                                                (86,216)             -0-
                                                                                           ---------         --------

Net cash provided (absorbed) by investing activities                                        (132,252)             -0-
                                                                                           ---------         --------

FINANCING ACTIVITIES
Repayment of note payable - bank                                                            (815,202)             -0-
Proceeds of bank time note                                                                   250,000              -0-
Equipment note payable - bank, net                                                            22,117              -0-
Repayment of notes payable                                                                   (42,508)        (120,780)
Repayment of subordinated debentures                                                         (22,000)             -0-
Increase in common stock                                                                      62,012          181,000
Increase in preferred stock                                                                1,411,852              -0-
Increase in preferred stock dividends payable                                                 72,773              -0-

Net cash provided (utilized) by financing activities                                         939,044           60,220
                                                                                           ---------         --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    300,564            3,414

Cash and cash equivalents at beginning of period                                             $74,031          $70,617
                                                                                           ---------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $374,595          $74,031
                                                                                            ========          =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Cash payments of interest expense                                                       $299,522         $189,808
    Non-cash transaction - conversion of amounts due officers to common stock                    -0-          600,000
    Non-cash transaction - conversion of amounts due officers to preferred stock              75,000              -0-
    Non-cash transaction - issuance of common stock for acquisition                          507,800              -0-

The accompanying notes are an integral part of these statements.

             First Chesapeake Financial Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000



NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

    On May 18, 1992, First Chesapeake Financial Corporation (the Company) was incorporated in the Commonwealth of Virginia as a mortgage banking company.

    The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Collateral One Mortgage Corporation (Collateral One), First Chesapeake Funding Corporation (FC Funding), First Chesapeake Acquisition Corporation (FC Acquisition), and a 60% owned subsidiary, National Archives, Inc. (NAI). All material intercompany transactions and accounts have been eliminated in consolidation.

    Collateral One was incorporated in February 1999 to acquire the assets of Mortgage Concepts, Inc. (see Note D) and operate as a retail mortgage banking operation.

    FC Funding was incorporated in July 1998 to operate as a wholesale mortgage banking unit; operations ceased in 2000.

    FC Acquisition was incorporated in February 1999 to operate as a retail mortgage banking unit; operations ceased in 1999.

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

    2.  Furniture and Equipment

    Furniture and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed by using straight-line methods over the estimated useful lives of the individual assets. Ordinary maintenance and repairs are charged to operations as incurred.

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

    4.  Income Taxes

    From inception through December 31, 2001, the Company has incurred net operating losses and, accordingly, has made no provision for income taxes.

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

    Shares issuable for stock options and warrants have been excluded from the computation of loss per share for the years ended December 31, 2001 and 2000, as their inclusion would the anti-dilutive.

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

NOTE C - FIXED ASSETS

    Fixed assets consist of the following:
                                                              December 31,
                                                          2001             2000
                                                          ----             ----

    Leasehold improvements                            $ 22,138         $ 22,138
    Furniture and fixtures                             191,379          183,129
    Machinery and equipment                            242,787          205,001
                                                       -------          -------
                                                       456,304          410,269
    Less accumulated depreciation and amortization    (372,503)        (343,189)
                                                      --------        ---------
                                                      $ 83,801         $ 67,079
                                                      ========         ========

    Depreciation and amortization expense associated with the fixed assets for the years ended December 31, 2001 and 2000 was $29,314 and $36,610, respectively.

NOTE D - ACQUISITIONS AND RELATED DEBT

    On February 9, 1999, the Company acquired substantially all of the assets of Mortgage Concepts, Inc., an originator of primarily subprime and alternate documentation residential mortgage loans which now operates as the Company's Collateral One subsidiary. The purchase price was $4,100,000, subject to reduction if certain financial benchmarks, as outlined in the Asset Purchase Agreement, were not attained by the subsidiary. As of August 31, 2000, the Company implemented a purchase price adjustment and restructured the remaining amounts due the sellers of the assets of Mortgage Concepts, Inc. The purchase price of $4,100,000 was reduced to $2,804,000 in accordance with the Asset Purchase Agreement, and was amended to consist of $2,400,000 of cash and $404,000 of Company common stock. The acquisition has been accounted for under the purchase method of accounting.

    Effective March 31, 2001, the Company acquired 100% of the stock of Family First Mortgage, Inc., a Fort Lauderdale, FL originator of residential mortgage loans. The purchase price was $250,000 payable in common stock of the Company, plus the issuance into escrow of an additional 500,000 shares of Company common stock to be released after a period of time, subject to attaining certain financial benchmarks as outlined in the agreement. The acquisition has been accounted for under the purchase method of accounting.

NOTE E - OTHER DEBT

    In 1998, the Company issued $635,000 of convertible subordinated debentures. Up to 20% of the subordinated debenture notes are convertible, at any time at option of the holder, into the Company's common stock at a price of $2.00 per share. The $635,000 included $350,000 of subordinated debentures issued to certain officers of the Company in exchange for a similar reduction in amounts due to officers. In November 1999, the Company offered to convert the convertible subordinated debentures into Company common stock at a conversion price of $1.50 per share. Holders of $560,000 of debentures elected to convert their holdings into 373,333 shares of common stock, including all debentures held by officers of the Company. At December 31, 2001, $53,000 of convertible subordinated debentures remain outstanding under the original terms and conditions of the issuance.

    In February 1999, the Company borrowed $1,500,000 from a bank; $1,200,000 of such borrowings was used in conjunction with the Mortgage Concepts, Inc. acquisition. The loan, guaranteed by certain officers of the Company and other individuals, bears interest at prime plus 2%. In November 1999, the Company borrowed an additional $600,000 from the bank, secured by the personal guaranty of the Chairman of the Board of Directors of the Company to partially finance a payment due the sellers of Mortgage Concepts, Inc. and for working capital needs. This loan also bears interest at prime plus 2%. In connection with both these financings, the Company entered into loan guaranty agreements with the individuals guaranteeing the loans, whereby such individuals received shares and/or options of the Company's common stock as compensation for their guarantees. In February 2001, the Bank loan was restructured to reduce the principal balance by approximately $800,000 by June 2001 and approximately $25,000 per month thereafter. In June 2001, the term of the Bank loan was further restructured from a demand note to a term note maturing in January 2003. At December 31, 2001, the balance of the bank loan had been reduced to $1,292,119.

    In September 2001, a subsidiary of the Company borrowed $25,000 from a bank for office and computer equipment for expanding operations. The loan is secured by a pledge of the acquired equipment, is guaranteed by the Company as well as by an officer of the Company. The loan has a 24 month repayment term which matures in September 2003 and bears a fixed interest rate of 9%.

    In December 2001, the Company borrowed $250,000 from a bank to repay amounts due to its Collateral One subsidiary. The loan is secured by cash of $250,000 and has a 3 month repayment term which matures in March 2002 and bears a fixed interest rate of 7.50%.

    The Company has warehouse lines of credit with maximum borrowings of $2,000,000 at December 31, 2001 and 2000. At December 31, 2001, $125,685 was
    outstanding under the lines. At December 31, 2000, $348,586 was outstanding under the lines.

NOTE F - INCOME TAXES

    The Company and its wholly owned subsidiaries file a consolidated income tax return. The Company incurred net operating losses for federal income tax purposes of approximately $700,000 and $800,000 for the years ended December 31, 2001 and 2000, respectively, resulting in total net operating loss carryforwards of approximately $11,000,000 which expire beginning in 2007 through 2021, if not utilized. The difference between the Company's net operating loss carryforwards for tax and financial reporting purposes results primarily from temporary differences related to depreciation and amortization.

    At December 31, 2001 and 2000, the Company recorded a valuation allowance for the total amount of the net deferred tax asset which was composed primarily of the net operating loss carryforwards.

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

    In July 1998, the Board of Directors adopted a Non-Qualified Stock Option Plan (the 1998 Plan). Pursuant to the 1998 Plan, 1,000,000 shares of the Company's common stock were made available for awards. The 1998 Plan allows for Non-Qualified Stock Options not intended to qualify as Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986. Non-Qualified Stock Options may be granted to employees, as well as non-employee directors and consultants to the Company. Exercise prices under the 1998 Plan must be at fair market value per share at date of grant. In 1999, 400,000 1998 Plan option shares at exercise prices of $0.875 to $5.00 were granted, of which 290,000 were granted to certain executive officers and 40,000 were granted to certain outside directors. In 1998, 530,000 1998 Plan option shares at an exercise price of $0.60 were granted, of which 500,000 were granted to certain executive officers and 30,000 were granted to certain outside directors. In June 2000, the Board of Directors approved the termination of the 1998 Plan.

    In December 1999 the shareholders of the Company approved an Incentive Stock Option Plan (the "1999 ISO Plan"). Pursuant to the 1999 ISO Plan, 1,500,000 shares of the Company's common stock were made available for awards. In December 2001, the shareholders of the Company approved an increase in the number of authorized shares under the 1999 ISO Plan from 1,500,000 to 2,500,000 shares. The 1999 ISO Plan allows for Incentive Stock Options intended to qualify as Incentive Stock Options pursuant to Section 422 of the Internal Revenue Code of 1986, as amended, or they may be Non-Qualified Stock Options. Exercise prices under the Plan must be at no less than fair market value per share at date of grant, and shall expire no more than five years from date of issuance. In 2001, a total of 1,108,500 1999 ISO Plan option shares at exercise prices of $0.50 to $0.75 were granted (net of cancellations), of which 450,000 were granted to certain executive officers, and 40,000 were granted to certain outside directors. In 2000, 652,000 1999 ISO Plan option shares at exercise prices of $0.55 to $0.80 were granted, of which 550,000 were granted to certain executive officers, and 80,000 were granted to certain outside directors. In December 2000, the Company repriced all stock options issued in the preceding twelve months to an exercise price of $0.80 per share. A total of 559,000 1999 ISO Plan option shares were repriced, of which 450,000 were held by certain executive officers, and 86,000 were held by certain outside directors. All other terms of the options remained unchanged.

    Option activity under the above plans is summarized following:

                                                                     December 31,
                                                           -------------------------------
                                                                 2001                2000
                                                                 ----                ----

         Outstanding options at beginning of year           1,977,500           1,548,500

         1999 ISO Plan options granted                      1,167,000             652,000
         1999 ISO Plan options exercised                          -0-                 -0-
         1999 ISO Plan options cancelled                      148,500            (103,000)

         1998 Plan options granted                                -0-                 -0-
         1998 Plan options exercised                              -0-             (10,000)
         1998 Plan options cancelled                              -0-             (10,000)




         1992 Plan options exercised                              -0-                 -0-
         1992 Plan options cancelled                              -0-                 -0-

         Outstanding options at end of year                 2,996,000           1,977,500
                                                            =========           =========

         Exercise prices:
                 Low                                            $0.50               $0.55
                 High                                           $5.00               $5.00

         Latest expiration date                           December 1,        December 31,
                                                                 2006                2005

    Had compensation cost been determined based on the fair value of the options at the grant date consistent with the provisions of SFAS No. 123, the Company's 2001 and 2000 net loss and net loss per share would have been reported as follows:

                                                     2001                2000
                                                     ----                ----
         Net loss:
              As reported                       $(737,318)         $ (830,505)
              Pro forma                       $(1,150,766)       $ (1,113,288)

         Loss per share:
              As reported                          $(0.07)             $(0.11)
              Pro forma                            $(0.11)             $(0.14)


    The fair value of options granted during 2001 and 2000 was estimated on the date of grant using the Black-Sholes options pricing model with the following assumptions; weighted average risk-free interest rate of 1.69% in 2001 and 6.22% in 2000; no dividend yield; expected weighted average term of 5 years; and volatility of 140% for 2001 and 2000.

    At December 31, 2001, there were 2,996,000 options outstanding with a weighted average exercise price of $0.823 and a remaining maturity of approximately 3.4 years. At December 31, 2000, there were 1,977,500 options outstanding with a weighted average exercise price of $0.97 and a remaining maturity of approximately 3.9 years.

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

    In May 1992, the Company issued a warrant to purchase 500,000 shares of common stock at an exercise price of $2.00 per share. This warrant, together with 1,000,000 shares of common stock, was issued to a founding stockholder of the Company for proceeds of $425,000. The Company had assigned a value of $50,000 to the warrant. The warrant expired unexercised during 1997, and the $50,000 was transferred to common stock.

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

    During 1999, the Company issued 656,000 shares into escrow under an Escrow Agreement with the sellers of the assets of Mortgage Concepts, Inc. which now operates as the Company's Collateral One subsidiary. The shares were released in 2000 and 2001 in accordance with the Escrow Agreement.

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

    In December 2000, the Company authorized a private placement of a minimum of $250,000 and a maximum of $2,500,000 of the Company's Series B Convertible Preferred Stock, no par value (the "Preferred Stock") at $1.00 per share. The Preferred Stock bears dividends at a coupon rate of 12-1/2% and is convertible into common stock of the Company at a conversion price equal to the average bid price of the common stock for the trailing thirty days prior to date of written notice to convert, but in any case at no less than $1.00 per share. At December 31, 2001, the Company had received subscriptions totaling $1,486,852, including $75,000 issued to an officer of the Company in exchange for conversion of $75,000 of debt into preferred stock and $31,000 issued to an officer of the Company in exchange for cash.

    Effective March 31, 2001, the Company issued 250,000 shares of common stock to the seller of the assets of Family First Mortgage, Inc., and also issued an additional 500,000 shares of common stock into escrow to be released after a period of time to the seller, subject to attaining certain financial benchmarks (see Note D).

    During 2001, the Company issued 135,012 shares of common stock to two vendors of the company in lieu of cash to pay obligations totaling $62,012.

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

    Leases - The Company and its subsidiaries lease office facilities under noncancellable leases. In addition to minimum rentals, several leases provide for the Company to pay its pro-rata share of operating expenses. Future minimum lease payments under noncancellable leases are as follows:

                2002                                 $ 287,501
                2003                                   136,299
                2004                                    53,794
                2005                                     3,930
                Thereafter                                 -0-

NOTE J - DISCONTINUED OPERATIONS; DISPOSITION OF SUBSIDIARIES

    In January 2000, the Company ceased operations of its FC Funding wholesale mortgage banking subsidiary and closed its two Florida locations, effective January 31, 2000. Accordingly, the financial statements have been restated to reflect FC Funding as a discontinued operation.

    In December 2000, the Company sold substantially all of the assets of NAI to an unrelated third party. The transaction resulted in a gain of $119,017. Accordingly, the financial statements have been restated to reflect NAI as a discontinued operation.





SUPPLEMENTAL INFORMATION (Unaudited)

             Independent Auditor's Report on Additional Information

To the Board of Directors and Stockholders of First Chesapeake Financial Corporation

         Our report of our audit of the basic financial statements of First Chesapeake Financial Corporation for 2001 and 2000 appears on page 3 hereof. That audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole, the financial statements for the Company's wholly-owned mortgage banking subsidiary, Collateral One Mortgage Corporation, at December 31, 2001 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audit of the basic financial statements and, accordingly, we express no opinion on it.

/s/ Gross Kreger & Passio, L.L.C.

Philadelphia, Pennsylvania
April 2, 2002

                                           COLLATERAL ONE MORTGAGE CORPORATION,

                            a wholly-owned subsidiary of First Chesapeake Financial Corporation

                                              Balance Sheets at December 31,




        ASSETS                                                                    2001                  2000
                                                                                  ----                  ----

        Cash and cash equivalents                                            $ 363,805              $ 23,627
        Accounts and notes receivable                                        1,447,542             1,183,920
        Furniture and equipment, net                                            78,596                56,670
        Goodwill                                                               564,316                   -0-
        Other assets                                                            34,980                14,134
                                                                            ----------            ----------

        Total assets                                                        $2,489,239            $1,278,351
                                                                            ==========            ==========


         LIABILITIES

        Accounts payable                                                       243,224                61,649
        Accrued expenses                                                       458,030               173,022
        Note payable to bank secured by equipment                               22,117                   -0-
        Deferred officer compensation                                           19,583                   -0-
                                                                            ----------            ----------

        Total liabilities                                                      742,954               234,671
                                                                            ----------            ----------


         STOCKHOLDERS' EQUITY (DEFICIENCY)

        Common stock and paid-in capital                                       507,801                     1
        Retained earnings                                                    1,238,484             1,043,679
                                                                            ----------            ----------

        Total stockholders' equity                                           1,746,285             1,043,680
                                                                            ----------            ----------

        Total liabilities and stockholders' equity                          $2,489,239            $1,278,351
                                                                            ==========            ==========


Reference the preceding Independent Auditor's Report on Additional Information

                                           COLLATERAL ONE MORTGAGE CORPORATION,

                            a wholly-owned subsidiary of First Chesapeake Financial Corporation

                                     Income Statement for the years ended December 31,




                                                                                    2001              2000
                                                                                    ----              ----
        REVENUES
        Operating revenues                                                   $ 5,694,994       $ 3,981,893
        Interest and other income                                                 67,100               -0-
                                                                             -----------       -----------

                 Total revenues                                              $ 5,762,094        $3,981,893

        OPERATING EXPENSES
        Compensation and employee benefits                                     3,917,481         2,376,249
        Professional fees                                                         13,624             8,437
        Occupancy                                                                363,524           259,257
        Depreciation and amortization                                             53,810            18,134
        Other operating expenses                                               1,218,850           842,685
                                                                             -----------       -----------

                 Total expenses                                                5,567,289         3,504,762
                                                                             -----------       -----------

        Net income                                                             $ 194,805          $477,131
                                                                               =========          ========


Reference the preceding Independent Auditor's Report on Additional Information



                                           COLLATERAL ONE MORTGAGE CORPORATION,

                            a wholly-owned subsidiary of First Chesapeake Financial Corporation

                     Statement of Shareholders' Equity for the years ended December 31, 2001 and 2000

                                                                                                 Total
                                                            Capital          Retained        stockholders'
                                                             stock           earnings           equity
                                                             -----           --------           ------

        Balance at December 31, 1999                     $       1           $566,548          $ 566,549

        Net income for the year                                  -            477,131            477,131
        -----------------------                          ---------        -----------        -----------

        Balance at December 31, 2000                     $       1        $ 1,043,679        $ 1,043,680

        Paid-in capital contribution                       507,800                  -            507,800
        Net income for the year                                  -            194,805            194,805
        -----------------------                          ---------        -----------        -----------

        Balance at December 31, 2001                     $ 507,801        $ 1,238,484        $ 1,746,285
                                                         =========        ===========        ===========


Reference the preceding Independent Auditor's Report on Additional Information