Form 10QSB
period 2002-03-31
FIRST CHESAPEAKE FINANCIAL CORP
filed 2002-05-14
CIK 899164

Form 10-QSB for FIRST CHESAPEAKE FINANCIAL CORP filed on May 14, 2002



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock of registrant outstanding as of March 31, 2002 was 9,999,858 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS


                                                                                   March 31,        December 31,
                                                                                     2002               2001
                                                                                     ----               ----
ASSETS                                                                            (Unaudited)
Cash and cash equivalents                                                           $252,000         $ 374,595
Accounts receivable                                                                  202,000           188,775
Mortgage loans held for resale                                                        97,000            97,476
Furniture and equipment, net                                                          76,000            83,801
Goodwill                                                                           2,649,000         2,699,074
Other assets                                                                         236,000           227,514
                                                                                  ----------        ----------

Total assets                                                                      $3,512,000        $3,671,235
                                                                                  ==========        ==========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES
Note payable to bank - current portion                                              $324,000          $323,800
Warehouse note payable - bank                                                        125,000           125,685
Time note payable - bank                                                             250,000           250,000
Note payable - other                                                                  43,000            42,892
Accounts payable                                                                     476,000           426,376
Accrued expenses                                                                     355,000           498,030
Term note payable - bank                                                              19,000            22,117
Note payable to bank - long term portion                                             968,000           968,319
Dividends payable                                                                     90,000            72,773
Subordinated junior debentures                                                        53,000            53,000
Due to officers                                                                      335,000           280,572
Liabilities of discontinued operations                                               220,000           219,942
                                                                                  ----------        ----------

Total liabilities                                                                  3,258,000         3,283,506
                                                                                  ----------        ----------


STOCKHOLDERS' EQUITY (DEFICIENCY)
Convertible preferred stock; no par value; $1 stated value per share;
     5,000,000 shares authorized; 1,499,907 and 1,486,852 issued and
     outstanding in 2002 and 2001, respectively                                    1,500,000         1,486,852
Common stock; no par value;  20,000,000 shares  authorized; 9,999,858
     and 9,936,164 issued and outstanding in 2002 and 2001, respectively          14,091,000        14,041,396
 Accumulated deficit                                                             (15,337,000)      (15,140,519)
                                                                                  ----------        ----------

Total stockholders' equity (deficiency)                                              254,000           387,729
                                                                                  ----------        ----------

Total liabilities and stockholders' equity                                        $3,512,000        $3,671,235
                                                                                  ==========        ==========

The accompanying notes are an integral part of these statements.


                              FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)


                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
                                                                                       2002              2001
                                                                                       ----              ----
REVENUES
Sales                                                                              $ 1,182,000       $ 1,094,000
Interest and other income                                                               45,000           115,000
                                                                                   -----------       -----------

         Total revenues                                                            $ 1,227,000       $ 1,209,000

OPERATING EXPENSES
Compensation and employee benefits                                                     792,000           779,000
Professional fees                                                                       54,000            15,000
Occupancy                                                                               70,000            83,000
Depreciation and amortization                                                           58,000            49,000
Interest expense                                                                        85,000            68,000
Other operating expenses                                                               365,000           239,000
                                                                                   -----------       -----------

          Total expenses                                                             1,424,000         1,233,000
                                                                                   -----------       -----------

NET LOSS                                                                           $  (197,000)      $   (24,000)
                                                                                   ===========       ===========

NET LOSS PER SHARE                                                                    $  (0.02)         $  (0.00)
                                                                                      ========          ========

See accompanying notes to consolidated financial statements.


                              FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                     Three Months Ended March 31,
                                                                                     ----------------------------
                                                                                        2001              2000
                                                                                        ----              ----
OPERATING ACTIVITIES
Net loss                                                                              (197,000)         $(24,000)
Adjustments to reconcile net loss to net cash used in operating activities:
       Increase (decrease) in deferred officers' compensation                           55,000            12,000
       Depreciation                                                                      8,000             6,000
       Amortization of goodwill                                                         50,000            43,000
Decrease (increase) in accounts receivable                                             (13,000)            1,000
Decrease (increase) in mortgage loans held for resale                                      -0-           220,000
Proceeds (repayment) of bank warehouse loans                                               -0-          (223,000)
Decrease (increase) in other assets                                                     (9,000)           22,000
Increase (decrease) in trade accounts payable                                           49,000           (91,000)
Increase (decrease) in accrued expenses                                               (143,000)           25,000
Increase (decrease) in liabilities of discontinued subsidiaries                            -0-           (48,000)

Net cash provided (absorbed) by operating activities                                  (200,000)          (58,000)
                                                                                     ---------          --------

INVESTING ACTIVITIES
Purchase of fixed assets                                                                   -0-            (8,000)
Cash used in acquisition, net                                                              -0-           (86,000)
                                                                                     ---------          --------

Net cash provided (absorbed) by investing activities                                       -0-           (94,000)
                                                                                     ---------          --------

FINANCING ACTIVITIES
Repayment of note payable - bank                                                           -0-          (504,000)
Equipment note payable - bank, net                                                      (3,000)              -0-
Repayment of notes payable                                                                 -0-           (36,000)

Increase in common stock                                                                50,000               -0-
Increase in preferred stock                                                             13,000           853,000
Increase in preferred stock dividends payable                                           17,000               -0-

Net cash provided (utilized) by financing activities                                    77,000           313,000
                                                                                     ---------          --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             (123,000)          161,000

Cash and cash equivalents at beginning of period                                       375,000           $74,000
                                                                                     ---------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             252,000          $235,000
                                                                                       =======          ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Cash payments of interest expense                                                  $51,000          $146,000
    Non-cash transaction - conversion of amounts due officers to
    preferred stock                                                                        -0-            75,000
    Non-cash transaction - issuance of common stock for acquisition                        -0-           508,000


See accompanying notes to consolidated financial statements.

             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation
-------------------------

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the years ended December 31, 2000 and December 31, 2001.

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

3.  Debt and Equity Financing
-----------------------------

In 1998, the Company issued $635,000 of convertible subordinated debentures. Up to 20% of the subordinated debenture notes are convertible, at any time at option of the holder, into the Company's common stock at a price of $2.00 per share. The $635,000 included $350,000 of subordinated debentures issued to certain officers of the Company in exchange for a similar reduction in amounts due to officers. In November 1999, the Company offered to convert the convertible subordinated debentures into Company common stock at a conversion price of $1.50 per share. Holders of $560,000 of debentures elected to convert their holdings into 373,333 shares of common stock, including all debentures held by officers of the Company. At March 31, 2002, $53,000 of convertible subordinated debentures remain outstanding under the original terms and conditions of the issuance.

In February 1999, the Company borrowed $1,500,000 from a bank; $1,200,000 of such borrowings was used in conjunction with the Mortgage Concepts, Inc. acquisition. The loan, guaranteed by certain officers of the Company and other individuals, bears interest at prime plus 2%. In November 1999, the Company borrowed an additional $600,000 from the bank, secured by the personal guaranty of the Chairman of the Board of Directors of the Company to partially finance a payment due the sellers of Mortgage Concepts, Inc. and for working capital needs. This loan also bears interest at prime plus 2%. In connection with both these financings, the Company entered into loan guaranty agreements with the individuals guaranteeing the loans, whereby such individuals received shares and/or options of the Company's common stock as compensation for their guarantees. In February 2001, the Bank loan was restructured to reduce the principal balance by approximately $800,000 by June 2001 and approximately $25,000 per month thereafter. In June 2001, the term of the Bank loan was further restructured from a demand note to a term note maturing in January 2003. At March 31, 2002, the balance of the bank loan had been reduced to $1,292,000.

In December 2000, the Company authorized a private placement of a minimum of $250,000 and a maximum of $2,500,000 of the Company's Series B Convertible Preferred Stock, no par value (the "Preferred Stock") at $1.00 per share. The Preferred Stock bears dividends at a coupon rate of 12-1/2% and is convertible into common stock of the Company at a conversion price equal to the average bid price of the common stock for the trailing thirty days prior to date of written notice to convert, but in any case at no less than $1.00 per share. At March 31, 2001, the Company had received subscriptions totaling $1,500,000, including $75,000 of Preferred Stock issued to an officer of the Company in exchange for conversion of $75,000 of debt into common stock and $31,000 issued to an officer of the Company in exchange for cash.

Effective March 31, 2001, the Company issued 250,000 shares of common stock to the seller of the assets of Family First Mortgage, Inc., and also issued an additional 500,000 shares of common stock into escrow to be released after a period of time to the seller, subject to attaining certain financial benchmarks (see Note 2 above).

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

In December 2001, the Company borrowed $250,000 from a bank to repay amounts due to its Collateral One subsidiary. The loan is secured by cash of $250,000, matures in April 2002, and bears a fixed interest rate of 7.50%.

In March 2002, the Company sold 63,694 shares of common stock to an investor for $50,000.

    The Company has warehouse lines of credit with maximum borrowings of $2,000,000 at March 31, 2002 and 2001. At March 31, 2002, $125,685 was
outstanding under the lines.


Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations
        -------------
Financial Condition

Assets of the Company decreased from $3,671,000 at December 31, 2001 to $3,512,000 at March 31, 2002, a decrease of $159,000. This decrease was primarily due to a $122,000 decrease in cash and $50,000 of amortized goodwill.

Liabilities decreased from $3,283,000 at December 31, 2001 to $3,258,000 at March 31, 2002 primarily as a result of a decrease in accrued expenses partially offset by increases in accounts payable and amounts due to officers (deferred salaries).

Stockholders' equity decreased by $134,000 from $388,000 at December 31, 2001 to $254,000 at March 31, 2002, resulting from the sale of $13,000 of Preferred Stock and $50,000 of common stock as more fully described in Note 3above) more than offset by the loss of $197,000 for the period. At March 31, 2002, the Company had liquid assets of $454,000 and current liabilities of $1,448,000.


Results of Operations

Current Year Performance and Earnings Outlook

The Company incurred a loss of $197,000 for the three months ended March 31, 2002 as compared to a loss of $24,000 for the same period in 2001. This increase in the amount of loss is a result of lower than anticipated earnings by the Company's mortgage banking subsidiary. Although revenues increased modestly (by $18,000) year-to-year, operating expenses increase by $191,000 between the comparable periods, resulting in the increased loss.

As discussed more fully in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, the Company is implementing its strategic plan of developing a retail and wholesale mortgage banking operation through acquisition and internal growth as a step toward developing a vertically integrated financial services company that can provide mortgage origination, homeowner's insurance, title insurance and home warranties, among other financial services. However, there are no assurances that the Company will be able to successfully implement all aspects of its strategic plan.

Liquidity and Capital Resources

The Company's primary liquidity requirements have been the establishment, funding and expansion of its mortgage banking operations, including recent acquisitions and internal growth.

As described in Note 3 above, the Company has raised both debt and equity capital in recent periods. The Company is seeking additional capital infusion to fund its operations and expansion and has obtained additional equity capital of $63,000 in the first quarter of 2002. While the Company believes it can attract the necessary capital to provide the liquidity necessary to pursue new business opportunities, no assurance can be given that it will in fact be able to do so.

The Company funds its mortgage banking activities in part through warehouse lines of credit, and its ability to continue to originate and wholesale residential mortgages is dependent upon continued access to capital on acceptable terms. Borrowings under these lines are repaid with the proceeds received by the Company from the sale of the loans to institutional investors. The Company's committed warehouse lines at March 31, 2002 allowed the Company to borrow up to $2 million. The warehouse lines expire within the next twelve months, but are generally renewable, however, no assurances are given that the Company can renew its warehouse lines or that such renewals can be made on equal or more favorable terms to the Company. The Company sells its originated and purchased loans, including all servicing rights, for cash to institutional investors, usually on a non-recourse basis, with proceeds applied to reduce corresponding warehouse line outstandings.

Cash and cash equivalents at March 31, 2002 amounted to $252,000 as compared to $374,000 at December 31, 2001, or a decrease of $123,000.

During the first three months of 2002, the Company's operating activities utilized $200,000 as compared to utilizing $58,000 in the same period in 2001.

The cash utilized by operating activities in the first three months of 2002 resulted from the Company's $197,000 net loss for the period and increase in accrued expenses of $143,000, partially offset by adjustment for non-cash expenses of depreciation and amortization and a $55,000 increase in amounts due officers. The cash utilized by operating activities in the same period of 2001 resulted from decreases in accounts payable and liabilities of discontinued subsidiaries, as the Company's $24,000 net loss for that period more than offset by adjustment for non-cash expenses of depreciation/amortization for the comparable period in 2001.

No investing activities occurred in the first three months of 2002 as compared with utilizing $94,000 in the first three months of 2001 for the Family First acquisition.

Financing activities provided $77,000 of capital in the first three months of 2002 primarily through the sale of $13,000 of preferred stock and $50,000 of common stock. During the comparable period of 2001, financing activities provided $324,000 of capital in the first three months of 2001 through the sale of $853,000 of preferred stock during the period partially offset by reduction in the bank loan of $504,000 and reduction in other notes payable of $36,000.

As of March 31, 2002, the Company had cash and cash equivalents of $252,000. The Company is seeking additional capital infusion to fund its operations, reduce its bank debt, and implement its expansion plans. While the Company believes it can attract the necessary capital to provide the liquidity necessary to pursue new business opportunities, no assurance can be given that it will in fact be able to do so.

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


                                FIRST CHESAPEAKE FINANCIAL CORPORATION
Registrant

Date: May 14, 2002                 By: /s/ Mark Mendelson
                                   ----------------------
                                   Mark Mendelson, Chief Executive Officer

                                   By: /s/ Mark E. Glatz
                                   ----------------------
                                   Mark E. Glatz, Chief Financial Officer