Form 10QSB
period 2002-06-30
FIRST CHESAPEAKE FINANCIAL CORP
filed 2002-08-14
CIK 899164

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares of common stock of registrant outstanding as of June 30, 2002 was 9,499,858 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  June 30,        December 31,
                                                                                    2002              2001
                                                                                ------------      ------------
ASSETS                                                                           (Unaudited)
Cash and cash equivalents                                                       $     28,000      $    374,595
Accounts receivable                                                                  204,000           188,775
Mortgage loans held for resale                                                        97,000            97,476
Furniture and equipment, net                                                          37,000            83,801
Goodwill                                                                           2,049,000         2,699,074
Other assets                                                                         882,000           227,514
                                                                                ------------      ------------

Total assets                                                                    $  3,297,000      $  3,671,235
                                                                                ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES
Note payable to bank - current portion                                          $    324,000      $    323,800
Warehouse note payable - bank                                                        126,000           125,685
Time note payable - bank                                                                 -0-           250,000
Note payable - other                                                                  39,000            42,892
Accounts payable                                                                     362,000           426,376
Accrued expenses                                                                     323,000           498,030
Term note payable - bank                                                              18,000            22,117
Note payable to bank - long term portion                                             968,000           968,319
Dividends payable                                                                    110,000            72,773
Subordinated junior debentures                                                        53,000            53,000
Due to officers                                                                      418,000           280,572
Liabilities of discontinued operations                                               399,000           219,942
                                                                                ------------      ------------

Total liabilities                                                                  3,140,000         3,283,506
                                                                                ------------      ------------


STOCKHOLDERS' EQUITY (DEFICIENCY)
Convertible preferred stock; no par value; $1 stated value per share;
     5,000,000 shares authorized; 1,499,907 and 1,486,852 issued and
     outstanding in 2002 and 2001, respectively                                    1,500,000         1,486,852
Common stock; no par value; 20,000,000 shares authorized; 9,499,858 and
     9,936,164 issued and outstanding in 2002 and 2001, respectively              14,091,000        14,041,396
Less: Treasury stock, 500,000 shares                                                (258,000)              -0-
Accumulated deficit                                                              (15,176,000)     $(15,140,519)
                                                                                ------------      ------------

Total stockholders' equity (deficiency)                                         $    157,000      $    387,729
                                                                                ------------      ------------

Total liabilities and stockholders' equity                                      $  3,297,000      $  3,671,235
                                                                                ============      ============

The accompanying notes are an integral part of these statements.

             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          Three Months Ended June 30,    Six Months Ended June 30,
                                          --------------------------    --------------------------
                                             2002           2001            2002          2001
                                          -----------    -----------    -----------    -----------
REVENUES

Sales                                     $ 1,117,000    $ 1,417,000    $ 2,299,000    $  2,511000
Interest income                                 1,000            -0-          1,000            -0-
Other                                          56,000         86,000        101,000        201,000
                                          -----------    -----------    -----------    -----------

Total revenues                              1,174,000      1,503,000      2,401,000      2,712,000

OPERATING EXPENSES
Compensation and employee benefits            824,000      1,074,000      1,616,000      1,853,000
Professional fees                               5,000         40,000         59,000         55,000
Occupancy                                      57,000        122,000        127,000        205,000
Depreciation and amortization                  49,000         59,000        107,000        108,000
Interest and related expense                   85,000         69,000        170,000        137,000
Other operating expenses                      289,000        414,000        654,000        653,000
                                          -----------    -----------    -----------    -----------

Total expenses                              1,309,000      1,778,000      2,733,000      3,011,000
                                          -----------    -----------    -----------    -----------

Loss from continuing operations              (135,000)      (275,000)      (332,000)      (299,000)
Loss from discontinued operations             (39,000)           -0-        (39,000)           -0-
Gain on sale of discontinued operations       335,000            -0-        335,000            -0-
                                          -----------    -----------    -----------    -----------

NET PROFIT/(LOSS)                         $   161,000    $  (275,000)   $   (36,000)   $  (299,000)
                                          ===========    ===========    ===========    ===========

NET PROFIT/(LOSS) PER SHARE               $      0.02    $     (0.03)   $     (0.01)   $     (0.03)
                                          ===========    ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Six Months Ended June 30,
                                                                         --------------------------
                                                                             2002           2001
                                                                         -----------    -----------
OPERATING ACTIVITIES
Net loss                                                                 $   (36,000)   $  (299,000)
Adjustments:
       Depreciation                                                           14,000         12,000
       Amortization                                                           93,000         96,000
       Gain on sale of discontinued operations                              (335,000)          --
(Increase) decrease in accounts receivable                                     7,000        (76,000)
(Increase) decrease in mortgage loans held for resale                           --          220,000
Proceeds (repayment) of bank warehouse loans                                    --         (223,000)
Decrease (increase) in other assets                                           (5,000)        14,000
Increase (decrease) in trade accounts payable                                (52,000)       (26,000)
Increase (decrease) in accrued expenses                                     (141,000)       128,000
Increase (decrease) in liabilities of discontinued subsidiaries              132,000        (44,000)

Net cash provided (absorbed) by operating activities                        (323,000)      (198,000)
                                                                         -----------    -----------

INVESTING ACTIVITIES
Disposition (purchase) of fixed assets                                        10,000        (15,000)
Cash used in acquisition, net                                                   --          (77,000)

Net cash provided (absorbed) by investing activities                          10,000        (92,000)
                                                                         -----------    -----------

FINANCING ACTIVITIES
Repayment of notes payable - bank                                           (254,000)      (720,000)
Repayment of notes payable - other                                            (4,000)       (66,000)
Increase (decrease) in amounts due officers                                  123,000       (109,000)
Increase in common stock                                                      50,000         27,000
Increase in preferred stock                                                   13,000      1,133,000
Increase in preferred stock dividends payable                                 38,000           --

Net cash provided (absorbed) by financing activities                         (34,000)       265,000
                                                                         -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (347,000)       (25,000)

Cash and cash equivalents at beginning of period                         $   375,000    $    74,000
                                                                         -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $    28,000    $    49,000
                                                                         ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

       Cash payments of interest expense                                 $    99,000    $   207,000

       Non-cash transaction - conversion of amounts due
       officers to convertible preferred stock                                  --      $    75,000

       Non-cash transaction - issuance of common stock for acquisition          --      $   508,000

See accompanying notes to consolidated financial statements.

             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation
    ---------------------

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Reports on Form 10-KSB for the years ended December 31, 2000 and December 31, 2001.

2.  Acquisitions
    ------------

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

Effective March 31, 2001, the Company acquired 100% of the stock of Family First Mortgage, Inc., a Fort Lauderdale, FL originator of residential mortgage loans. The purchase price was $250,000 payable in common stock of the Company, plus the issuance into escrow of an additional 500,000 shares of Company common stock to be released after a period of time, subject to attaining certain financial benchmarks as outlined in the agreement. The acquisition has been accounted for under the purchase method of accounting. Effective May 31, 2002, the Company discontinued its Fort Lauderdale, FL operations and sold 100% of the stock of Family First Mortgage, Inc. to its management as further described in Note 4 below.

3.  Debt and Equity Financing
    -------------------------

In 1998, the Company issued $635,000 of convertible subordinated debentures. Up to 20% of the subordinated debenture notes are convertible, at any time at option of the holder, into the Company's common stock at a price of $2.00 per share. The $635,000 included $350,000 of subordinated debentures issued to certain officers of the Company in exchange for a similar reduction in amounts due to officers. In November 1999, the Company offered to convert the convertible subordinated debentures into Company common stock at a conversion price of $1.50 per share. Holders of $560,000 of debentures elected to convert their holdings into 373,333 shares of common stock, including all debentures held by officers of the Company. At June 30, 2002, $53,000 of convertible subordinated debentures remain outstanding under the original terms and conditions of the issuance.

In February 1999, the Company borrowed $1,500,000 from a bank; $1,200,000 of such borrowings was used in conjunction with the Mortgage Concepts, Inc. acquisition. The loan, guaranteed by certain officers of the Company and other individuals, bears interest at prime plus 2%. In November 1999, the Company borrowed an additional $600,000 from the bank, secured by the personal guaranty of the Chairman of the Board of Directors of the Company to partially finance a payment due the sellers of Mortgage Concepts, Inc. and for working capital needs. This loan also bears interest at prime plus 2%. In connection with both these financings, the Company entered into loan guaranty agreements with the individuals guaranteeing the loans, whereby such individuals received shares and/or options of the Company's common stock as compensation for their guarantees. In February 2001, the Bank loan was restructured to reduce the principal balance by approximately $800,000 by June 2001 and approximately $25,000 per month thereafter. In June 2001, the term of the Bank loan was further restructured from a demand note to a term note maturing in January 2003. At June 30, 2002, the balance of the bank loan had been reduced to $1,292,000.

In December 2000, the Company authorized a private placement of up to $2,500,000 of the Company's Series B Convertible Preferred Stock, no par value (the "Preferred Stock") at $1.00 per share. The Preferred Stock bears dividends at a coupon rate of 12-1/2% and is convertible into common stock of the Company at a conversion price equal to the average bid price of the common stock for the trailing thirty days prior to date of written notice to convert, but in any case at no less than $1.00 per share. At June 30, 2002, the Company had received subscriptions totaling $1,500,000, including $75,000 of Preferred Stock issued to an officer of the Company in exchange for conversion of $75,000 of debt into common stock and $31,000 issued to an officer of the Company in exchange for cash.

Effective March 31, 2001, the Company issued 250,000 shares of common stock to the sellers of Family First Mortgage, Inc., and also issued an additional 500,000 shares of common stock into escrow to be released after a period of time to the sellers, subject to attaining certain financial benchmarks (see Note 2 above). Effective May 31, 2002, the 500,000 shares were released from escrow and returned to the Company's Collateral One subsidiary under the discontinuation and divestiture transaction (see Note 4 below).

During 2001, the Company issued 135,012 shares of common stock to two vendors of the company in lieu of cash to pay obligations totaling $62,012.

In September 2001, a subsidiary of the Company borrowed $25,000 from a bank for office and computer equipment for expanding operations. The loan is secured by a pledge of the acquired equipment, is guaranteed by the Company as well as by a Director of the Company. The loan has a 24 month repayment term which matures in September 2003 and bears a fixed interest rate of 9%.

In March 2002, the Company sold 63,694 shares of common stock to an investor for $50,000.

The Company has warehouse lines of credit with maximum borrowings of $2,000,000 at June 30, 2002 and 2001. At June 30, 2002, $125,685 was outstanding under the lines.

4.  Divestiture of Subsidiaries
    ---------------------------

In 2002 the Company discontinued its Fort Lauderdale, FL-based Family First operations and, effective May 31, 2002, sold 100% of the stock of Family First Mortgage, Inc. to its management for consideration which included a $600,000 note payable to the Company, return of 500,000 shares of Company common stock originally valued at $257,800 and recorded as treasury stock, and cancellation and assumption of certain liabilities by the parties. The transaction resulted in a gain of $335,000. Accordingly, the financial statements have been restated to reflect Family First as a discontinued operation.

Item 2. Management's Discussion and Analysis of Financial Condition and
------- ---------------------------------------------------------------
        Results of Operations
        ---------------------

Financial Condition

Assets of the Company decreased from $3,671,000 at December 31, 2001 to $3,297,000 at June 30, 2002, a decrease of $374,000. This decrease was primarily due to a $347,000 decrease in cash, cancellation of $549,000 of goodwill under the Family First disposition, and $100,000 of amortized goodwill, offset by an increase in other assets, namely the $600,000 note receivable associated with the Family First disposition.

Liabilities decreased from $3,283,000 at December 31, 2001 to $3,140,000 at June 30, 2002 primarily as a result of repayment of a $250,000 bank loan partially offset by increases in other liability accounts.

Stockholders' equity decreased from $388,000 at December 31, 2001 to $157,000 at June 30, 2002 as a result of the addition of $258,000 of treasury stock arising from the Family First disposition and the $36,000 loss for the six month period, partially offset by the sale of $50,000 of common stock and $13,000 of preferred stock to investors (see Note 3 above). At June 30, 2002, the Company had liquid assets of $329,000 and current liabilities of $1,192,000.

Results of Operations

Current Year Performance and Earnings Outlook

The Company incurred a loss of $36,000 for the six months ended June 30, 2002 as compared to a loss of $299,000 for the same period in 2001. The loss from continuing operations for the interim period in 2002 totaled $332,000, as compared with a $275,000 loss for the same period in 2001. Losses from the discontinued Family First operation totaled $39,000 for the period, while a $335,000 gain on disposition of Family First representing a one-time improvement to the income statement during 2002.

As discussed more fully in the Company's Annual Reports on Form 10-KSB for the years ended December 31, 2000 and December 31, 2001, the Company is implementing its strategic plan of developing a retail and wholesale mortgage banking operation through acquisition and internal growth as a step toward developing a vertically integrated financial services company that can provide mortgage origination, homeowner's insurance, title insurance and home warranties, among other financial services, consumer direct, wholesale and through the Internet. However, there are no assurances that the Company will be able to successfully implement all aspects of its strategic plan.

Comparison of Six Months Ended June 30, 2002 to Six Months Ended June 30, 2001

Revenues. Total revenues for the six months ended June 30, 2002 amounted to $2,401,000 representing an 11% decrease when compared to the same period in 2001. This decrease mainly reflects a reduction in revenues for the Company's Collateral One subsidiary during 2002.

Expenses. Total expenses for the six months ended June 30, 2002 amounted to $2,733,000 as compared to $3,011,000 for the same period in 2001, a decrease of $278,000. This change is also attributable to reductions in commission compensation reflecting the drop in revenue volume at the Company's Collateral One subsidiary as well as reduced occupancy costs arising from the 2001 closure of unprofitable offices.

Comparison of Three Months Ended June 30, 2002 to Three Months Ended
June 30, 2001

Revenues. Total revenues for the three months ended June 30, 2002 amounted to $1,174,000 representing a 22% decrease when compared to revenues of $1,503,000 for the same period in 2001, also reflecting weaker revenues and a poor second quarter at the company's Collateral One operation.

Expenses. Total expenses for the three months ended June 30, 2002 amounted to $1,309,000 as compared to $1,778,000 for the same period in 2001. This change also reflects reduced commissioned compensation expense arising from lower sales volume, reduced occupancy costs, and reductions in other operating expenses at the Company's Collateral One subsidiary.

Liquidity and Capital Resources

The Company's primary liquidity requirements have been the establishment, funding and expansion of its mortgage banking operations, including the February 1999 acquisition of Mortgage Concepts, Inc. and subsequent internal growth.

The Company borrowed $2,107,000 from a bank in 1999 secured by the personal guarantees of several officers and directors of the Company and one outside investor to partially finance the Collateral One acquisition and for working capital needs, and raised equity capital of $1,550,000 in 2001 (see Note 3 of the financial statements). The Company is seeking additional capital infusion to fund its operations and expansion and has obtained additional equity capital of $63,000 since December 31, 2001. While the Company believes it can attract the necessary capital to provide the liquidity necessary to pursue new business opportunities, no assurance can be given that it will in fact be able to do so.

The Company funds its mortgage banking activities in large part through warehouse lines of credit, and its ability to continue to originate and wholesale residential mortgages is dependent upon continued access to capital on acceptable terms. Borrowings under these lines are repaid with the proceeds received by the Company from the sale of the loans to institutional investors. The Company's committed warehouse lines at June 30, 2002 allowed the Company to borrow up to $2 million. The warehouse lines expire within the next twelve months, but are generally renewable;

however, no assurances are given that the Company can renew its warehouse lines or that such renewals can be made on equal or more favorable terms to the Company. The Company sells its originated and purchased loans, including all servicing rights, for cash to institutional investors, usually on a non-recourse basis, with proceeds applied to reduce corresponding warehouse line outstandings.

Cash and cash equivalents at June 30, 2002 amounted to $28,000 as compared to $375,000 at December 31, 2001, or a decrease of $347,000.

During the first six months of 2002, the Company's operating activities utilized $323,000 as compared to utilizing $198,000 in the same period in 2001. The cash utilized by operating activities in the first six months of 2002 resulted primarily from the Company's $332,000 loss from operations during the period.

Investing activities provided $10,000 during the first six months of 2002 through the sale of excess fixed assets. For the same period in 2001, investing activities utilized $77,000 for the Family First acquisition and $15,000 for equipment purchases.

Financing activities absorbed $34,000 of capital in the first six months of 2002, as increases in common stock, preferred stock, and dividends payable of $50,000, $13,000 and $37,000, respectively, as well as a $123,000 increase in amounts due officers, was more than offset by the repayment of $254,000 of notes payable to banks.

As of June 30, 2002, the Company had cash and cash equivalents of $28,000. The Company is seeking additional capital infusion to fund its operations, reduce its bank debt, and implement its expansion plans. While the Company believes it can attract the necessary capital to provide the liquidity necessary to pursue new business opportunities, no assurance can be given that it will in fact be able to do so.


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

                                       FIRST CHESAPEAKE FINANCIAL CORPORATION

Registrant

Date: August 14, 2002                  By: /s/ Mark Mendelson
                                           -------------------------------------
                                       Mark Mendelson, Chief Executive Officer


                                       By: /s/ William P. Everslage
                                           -------------------------------------
                                       William P. Everslage, President


                                       By: /s/ Mark E. Glatz
                                           -------------------------------------
                                       Mark E. Glatz, Chief Financial Officer