Form 10QSB
period 2002-09-30
FIRST CHESAPEAKE FINANCIAL CORP
filed 2002-11-14
CIK 899164

Form 10-QSB for FIRST CHESAPEAKE FINANCIAL CORPORATION filed on
                               November 14, 2002



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock of registrant outstanding as of September 30, 2002 was 9,499,858 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS


                                                                                 September 30,     December 31,
                                                                                     2002              2001
                                                                                  ----------        ----------
ASSETS                                                                           (Unaudited)
Cash and cash equivalents                                                         $    3,000         $ 374,595
Accounts receivable                                                                  264,000           188,775
Mortgage loans held for resale                                                        97,000            97,476
Furniture and equipment, net                                                          48,000            83,801
Goodwill                                                                           2,007,000         2,699,074
Other assets                                                                         892,000           227,514
                                                                                  ----------        ----------

Total assets                                                                      $3,311,000        $3,671,235
                                                                                  ==========        ==========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES
Note payable to bank - current portion                                              $324,000          $323,800
Warehouse note payable - bank                                                        126,000           125,685
Time note payable - bank                                                                 -0-           250,000
Note payable - other                                                                  39,000            42,892
Accounts payable                                                                     344,000           426,376
Accrued expenses                                                                     369,000           498,030
Term note payable - bank                                                              18,000            22,117
Note payable to bank - long term portion                                             968,000           968,319
Dividends payable                                                                    146,000            72,773
Subordinated junior debentures                                                        53,000            53,000
Due to officers                                                                      447,000           280,572
Liabilities of discontinued operations                                               350,000           219,942
                                                                                  ----------        ----------

Total liabilities                                                                  3,184,000         3,283,506
                                                                                  ----------        ----------


STOCKHOLDERS' EQUITY (DEFICIENCY)
Convertible preferred stock; no par value; $1 stated value per share; 5,000,000 shares authorized; 1,499,907 and 1,486,852 issued and
     outstanding in 2002 and 2001, respectively                                    1,500,000         1,486,852
Common stock; no par value; 20,000,000 shares authorized; 9,499,858 and
     9,936,164 issued and outstanding in 2002 and 2001, respectively              14,091,000        14,041,396
Less: Treasury stock, 500,000 shares                                                (258,000)              -0-
Accumulated deficit                                                              (15,206,000)      (15,140,519)
                                                                                  ----------        ----------

Total stockholders' equity (deficiency)                                            $ 127,000         $ 387,729
                                                                                  ----------        ----------

Total liabilities and stockholders' equity                                        $3,311,000        $3,671,235
                                                                                  ==========        ==========


The accompanying notes are an integral part of these statements.

                                FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (Unaudited)


                                                 Three months ended September 30,      Nine months ended September 30,
                                                 --------------------------------      -------------------------------
                                                          2002               2001              2002               2001
                                                          ----               ----              ----               ----
REVENUES
Sales                                              $ 1,450,000        $ 1,635,000       $ 3,749,000        $ 4,146,000
Interest and other income                               25,000            132,000           127,000            333,000
                                                   -----------        -----------       -----------        -----------

Total revenues                                       1,475,000          1,767,000         3,876,000          4,479,000

OPERATING EXPENSES
Compensation and employee benefits                   1,074,000          1,236,000         2,690,000          3,089,000
Professional fees                                        5,000              5,000            64,000             60,000
Occupancy                                               57,000             92,000           184,000            297,000
Depreciation and amortization                           49,000             71,000           164,000            179,000
Interest expense                                        79,000            108,000           249,000            245,000
Other expenses                                         281,000            446,000           924,000          1,093,000
                                                   -----------        -----------       -----------        -----------

Total expenses                                       1,545,000          1,958,000         4,275,000          4,963,000
                                                   -----------        -----------       -----------        -----------


Loss from continuing operations                        (70,000)          (191,000)         (399,000)          (484,000)
Gain (loss) from discontinued operations                36,000                -0-           (3,000)                -0-
Gain on sale of discontinued operations                    -0-                -0-           335,000                -0-
                                                   -----------        -----------       -----------        -----------

NET PROFIT/(LOSS)                                  $   (34,000)        $ (191,000)        $ (67,000)        $ (484,000)
                                                   ===========         ==========         =========         ==========


NET PROFIT/(LOSS) PER SHARE                             $(0.01)           $ (0.02)          $ (0.01)            $(0.05)
                                                   ===========         ==========         =========         ==========

See accompanying notes to consolidated financial statements.

                                 FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)
                                                                                          Nine months ended September 30,
                                                                                          -------------------------------
                                                                                                  2002            2001
                                                                                                  ----            ----
OPERATING ACTIVITIES
Net loss                                                                                      $(67,000)      $(484,000)
Adjustments
       Depreciation                                                                             21,000          21,000
       Amortization                                                                            143,000         158,000
       Gain on sale of discontinued operations                                                (332,000)             --
Decrease (increase) in accounts receivable                                                     (52,000)       (116,000)
Decrease (increase) in mortgage loans held for resale                                               --         220,000
Proceeds (repayment) of bank warehouse loans                                                        --        (223,000)
Decrease (increase) in other assets                                                            (46,000)        (51,000)
Increase (decrease) in trade accounts payable                                                  (69,000)        (36,000)
Increase (decrease) in accrued expenses                                                        (95,000)        253,000
Increase (decrease) in liabilities of discontinued subsidiaries                                 86,000         (59,000)

Net cash provided (absorbed) by operating activities                                          (411,000)       (317,000)
                                                                                             ---------       ---------

INVESTING ACTIVITIES
Purchase of fixed assets, net of dispositions                                                   (6,000)        (41,000)
Cash used in acquisition, net                                                                       --         (77,000)

Net cash provided (absorbed) by investing activities                                            (6,000)       (118,000)
                                                                                             ---------       ---------

FINANCING ACTIVITIES
Repayment of note payable - bank                                                              (250,000)       (763,000)
Repayment of equipment note payable - bank                                                      (4,000)         25,000
Repayment of notes payable - other                                                              (4,000)        (75,000)
Increase (decrease) in amounts due officers                                                    167,000        (181,000)
Common stock cancelled as compensation                                                              --              --
Increase in common stock                                                                        50,000          62,000
Increase in preferred stock                                                                     13,000       1,420,000
Increase in preferred stock dividends payable                                                   73,000              --

Net cash provided by financing activities                                                       45,000         488,000
                                                                                             ---------       ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (372,000)         53,000

Cash and cash equivalents at beginning of period                                              $375,000         $74,000
                                                                                             ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $3,000        $127,000
                                                                                             =========       =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

       Cash payments of interest expense                                                      $142,000        $259,000

       Non-cash transaction - divestiture of subsidiary, net                                  $112,000              --

       Non-cash transaction - conversion of amounts due
       officers to convertible preferred stock                                                      --         $75,000

       Non-cash transaction - issuance of common stock for acquisition                              --        $508,000

See accompanying notes to consolidated financial statements.

             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation
-------------------------

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Reports on Form 10-KSB for the years ended December 31, 2000 and December 31, 2001.

2.  Acquisitions
----------------

On February 9, 1999, the Company acquired substantially all of the assets of Mortgage Concepts, Inc., an originator of primarily subprime and alternate documentation residential mortgage loans which now operates as the Company's Collateral One Mortgage Corporation subsidiary. The purchase price was $4,100,000, subject to reduction if certain financial benchmarks, as outlined in the Asset Purchase Agreement, were not attained by the subsidiary. As of August 31, 2000, the Company implemented a purchase price adjustment and restructured the remaining amounts due the sellers of the assets of Mortgage Concepts, Inc. The purchase price of $4,100,000 was reduced to $2,804,000 in accordance with the Asset Purchase Agreement, and was amended to consist of $2,400,000 of cash and $404,000 of Company common stock. The acquisition has been accounted for under the purchase method of accounting.

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

3.  Debt and Equity Financing
-----------------------------

In 1998, the Company issued $635,000 of convertible subordinated debentures. Up to 20% of the subordinated debenture notes are convertible, at any time at option of the holder, into the Company's common stock at a price of $2.00 per share. The $635,000 included $350,000 of subordinated debentures issued to certain officers of the Company in exchange for a similar reduction in amounts due to officers. In November 1999, the Company offered to convert the convertible subordinated debentures into Company common stock at a conversion price of $1.50 per share. Holders of $560,000 of debentures elected to convert their holdings into 373,333 shares of common stock, including all debentures held by officers of the Company. At September 30, 2002, $53,000 of convertible subordinated debentures remain outstanding under the original terms and conditions of the issuance.

In February 1999, the Company borrowed $1,500,000 from a bank; $1,200,000 of such borrowings was used in conjunction with the Mortgage Concepts, Inc. acquisition. The loan, guaranteed by certain officers of the Company and other individuals, bears interest at prime plus 2%. In November 1999, the Company borrowed an additional $600,000 from the bank, secured by the personal guaranty of the Chairman of the Board of Directors of the Company to partially finance a payment due the sellers of Mortgage Concepts, Inc. and for working capital needs. This loan also bears interest at prime plus 2%. In connection with both these financings, the Company entered into loan guaranty agreements with the individuals guaranteeing the loans, whereby such individuals received shares and/or options of the Company's common stock as compensation for their guarantees. In February 2001, the Bank loan was restructured to reduce the principal balance by approximately $800,000 during 2001. In June 2001, the term of the Bank loan was further restructured from a demand note to a term note maturing in January 2003. At September 30, 2002, the balance of the bank loan had been reduced to $1,292,000.

In December 2000, the Company authorized a private placement of up to $2,500,000 of the Company's Series B Convertible Preferred Stock, no par value (the "Preferred Stock") at $1.00 per share. The Preferred Stock bears dividends at a coupon rate of 12-1/2% and is convertible into common stock of the Company at a conversion price equal to the average bid price of the common stock for the trailing thirty days prior to date of written notice to convert, but in any case at no less than $1.00 per share. At September 30, 2002, the Company had received subscriptions totaling $1,500,000, including $75,000 of Preferred Stock issued to an officer of the Company in exchange for conversion of $75,000 of debt into common stock and $31,000 issued to an officer of the Company in exchange for cash.

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

    The Company has a warehouse line of credit with maximum borrowings of $2,000,000 at September 30, 2002 and 2001. At September 30, 2002, there was no outstanding balance under the line.

4.  Divestiture of Subsidiaries
-------------------------------

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Financial Condition

Assets of the Company decreased from $3,671,000 at December 31, 2001 to $3,311,000 at September 30, 2002, a decrease of $360,000. This decrease was primarily due to a $372,000 decrease in cash, cancellation of $549,000 of goodwill under the Family First disposition, and $143,000 of amortized goodwill, offset by an increase in other assets, namely the $585,000 note receivable associated with the Family First disposition.

Liabilities decreased from $3,283,000 at December 31, 2001 to $3,184,000 at September 30, 2002 primarily as a result of repayment of a $250,000 bank loan partially offset by increases in other liability accounts.

Stockholders' equity decreased from $388,000 at December 31, 2001 to $127,000 at September 30, 2002 as a result of the addition of $258,000 of treasury stock arising from the Family First disposition and the $67,000 loss for the nine month period, partially offset by the sale of $50,000 of common stock and $13,000 of preferred stock to investors (see Note 3 above). At September 30, 2002, the Company had liquid assets of $364,000 and current liabilities of $1,220,000.

Results of Operations

Current Year Performance and Earnings Outlook

The Company incurred a loss of $67,000 for the nine months ended September 30, 2002 as compared to a loss of $484,000 for the same period in 2001. The loss from continuing operations for the interim period in 2002 totaled $399,000, as compared with a $484,000 loss for the same period in 2001. Losses from discontinued operations totaled $3,000 for the period, while a $335,000 gain on disposition of Family First representing a one-time improvement to the income statement during 2002.

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


Comparison of Nine Months Ended September 30, 2002 to Nine Months Ended September 30, 2001

Revenues. Total revenues for the nine months ended September 30, 2002 amounted to $3,876,000 representing an 13% decrease when compared to the same period in 2001. This decrease mainly reflects the elimination of revenues arising from the closure of unprofitable offices.

Expenses. Total expenses for the nine months ended September 30, 2002 amounted to $4,275,000 as compared to $4,963,000 for the same period in 2001, a decrease of $688,000. This change is also attributable to reductions in commission compensation reflecting the drop in revenue volume at the Company's Collateral One subsidiary as well as reduced occupancy costs and other expenses arising from the 2001 closure of unprofitable offices.


Comparison of Three Months Ended September 30, 2002 to Three Months Ended September 30, 2001

Revenues. Total revenues for the three months ended September 30, 2002 amounted to $1,475,000 representing a 17% decrease when compared to revenues of $1,767,000 for the same period in 2001, reflecting increased revenues in the Company's ongoing operations more than offset by the elimination of revenues arising from the closure of unprofitable offices.

Expenses. Total expenses for the three months ended September 30, 2002 amounted to $1,545,000 as compared to $1,958,000 for the same period in 2001. This change also reflects reduced commissioned compensation expense arising from lower sales volume, reduced occupancy costs, and reductions in other operating expenses at the Company's Collateral One subsidiary.


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

The Company funds its mortgage banking activities in large part through warehouse lines of credit, and its ability to continue to originate and wholesale residential mortgages is dependent upon continued access to capital on acceptable terms. Borrowings under these lines are repaid with the proceeds received by the Company from the sale of the loans to institutional investors. The Company's committed warehouse line at September 30, 2002 allowed the Company to borrow up to $2 million. The warehouse lines expire within the next twelve months, but are generally renewable; however, no assurances are given that the Company can renew its warehouse lines or that such renewals can be made on equal or more favorable terms to the Company. The Company sells its originated and purchased loans, including all servicing rights, for cash to institutional investors, usually on a non-recourse basis, with proceeds applied to reduce corresponding warehouse line outstandings.

Cash and cash equivalents at September 30, 2002 amounted to $3,000 as compared to $375,000 at December 31, 2001, or a decrease of $372,000.

During the first nine months of 2002, the Company's operating activities utilized $411,000 as compared to utilizing $317,000 in the same period in 2001. The cash utilized by operating activities in the first nine months of 2002 resulted primarily from the Company's $421,000 loss from operations during the period.

Investing activities absorbed $6,000 during the first nine months of 2002 through the purchase of fixed assets. For the same period in 2001, investing activities utilized $77,000 for the Family First acquisition and $41,000 for equipment purchases.

Financing activities provided $45,000 of capital in the first nine months of 2002, as increases in common stock, preferred stock, and dividends payable of $50,000, $13,000 and $73,000, respectively, as well as a $167,000 increase in amounts due officers, was more than offset by the repayment of $258,000 of notes payable to banks and others.

As of September 30, 2002, the Company had cash and cash equivalents of $3,000. The Company is seeking additional capital infusion to fund its operations, reduce its bank debt, and implement its expansion plans. While the Company believes it can attract the necessary capital to provide the liquidity necessary to pursue new business opportunities, no assurance can be given that it will in fact be able to do so.



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


                                    FIRST CHESAPEAKE FINANCIAL CORPORATION
Registrant

Date: November 14, 2002             By: /s/ Mark Mendelson
                                    ---------------------------------------
                                    Mark Mendelson, Chief Executive Officer

                                    By: /s/ William P. Everslage
                                    ---------------------------------------
                                    William P. Everslage, President

                                    By: /s/ Mark E. Glatz
                                    ---------------------------------------
                                    Mark E. Glatz, Chief Financial Officer