Form 10KSB
period 2002-12-31
FIRST CHESAPEAKE FINANCIAL CORP
filed 2003-04-15
CIK 899164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
             the Securities Exchange Act of 1934 for the fiscal year
                             ended December 31, 2002

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were: $5,419,270.

The aggregate market value of the issuer's voting stock held as of December 31, 2002 by nonaffiliates of the issuer was approximately $325,000.

As of December 31, 2002, issuer had 9,999,858 shares of its no par common stock outstanding.

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

         In 1998, the Company formed First Chesapeake Funding Corporation ("FC Funding"), a wholly-owned subsidiary to perform wholesale mortgage banking operations.

         In 1999, the Company established First Chesapeake Acquisition Corporation ("FC Acquisition") and commenced its first retail mortgage banking operation through formation of a wholly-owned subsidiary, Collateral One Mortgage Corporation ("Collateral One"), to acquire certain assets of Mortgage Concepts, Inc., an established originator of primarily subprime and alternate documentation residential mortgage loans operating in five central and Midwestern states. In 1999, Collateral One concluded the Mortgage Concepts, Inc. acquisition and the Company opened additional retail mortgage banking operations in South Carolina and Florida.

         In 2000, the company discontinued operations at its FC Funding wholesale mortgage banking subsidiary and closed two Florida locations.

         In the 1st quarter of 2001, the company acquired Family First Mortgage, Inc., a Fort Lauderdale, FL originator of residential mortgage loans. In the 2nd quarter of 2002, the company discontinued its Fort Lauderdale, FL-based Family First operations and, effective May 31, 2002, sold 100% of the stock of Family First Mortgage, Inc. to its management.

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

         The Company funds its mortgage banking activities in part through warehouse lines of credit, and its ability to continue to originate and wholesale residential mortgages is dependent upon continued access to capital on acceptable terms. Borrowings under these lines are repaid with the proceeds received by the Company from the sale of the loans to institutional investors. The Company's committed warehouse lines at December 31, 2002 and 2001 allowed the Company to borrow up to $4 million and $2 million, respectively. The existing warehouse lines expire within the next twelve months, but are generally renewable, however, no assurances are given that the Company can renew its warehouse lines or that such renewals can be made on equal or more favorable terms to the Company. The Company sells its originated and purchased loans, including all servicing rights, for cash to institutional investors, usually on a non-recourse basis, with proceeds applied to reduce the corresponding warehouse lines outstanding.

         At December 31, 2002, the Company's mortgage banking operations consisted of thirteen offices in seven states, and applications pending to expand into additional states with the goal to expand throughout the Eastern United States through both internal growth and acquisition. The Company currently originates loans in Indiana, Kentucky, Missouri, North Carolina, Tennessee, New Jersey, and Florida, with applications for approval pending in Kansas and Pennsylvania.

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

Employees
---------

         As of December 31, 2002, the Company had approximately 80 employees, including 3 employees at the Company's headquarters in Allentown, Pennsylvania. None of the Company's employees are represented by unions. The Company considers its relations with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's corporate and administrative headquarters are located in Allentown, PA, which comprise approximately 1,000 square feet of office space. This property is owned by an entity controlled by the Company's Chief Executive Officer, and is extended on a month to month basis with no current rental payments.

         The Company's subsidiary, Collateral One, leases approximately 25,000 square feet of office space at locations in Louisville, KY, Kansas City, MO, St. Louis, MO, Indianapolis, IN, Charlotte, NC, Raleigh, NC, Nashville, TN, Greensboro, NC, and Memphis, TN under leases with aggregate annual lease payments of approximately $317,000.

         Management believes that the Company's current facilities are suitable and adequate for its business as well as to meet its near term expansion plans.


ITEM 3.  LEGAL PROCEEDINGS

         In February 2000, Sterling Bank filed a complaint against the Company in the Circuit Court of Oakland County, Michigan. The complaint alleged a breach of contract in connection with the Company's sale of certain secured loans to Sterling Bank. In April 2000, the Court entered a default judgment against the Company in the amount of approximately $523,000, plus costs. The Company elected to work with the plaintiff to resolve the matter rather than incur the costs of prolonged litigation. Through these efforts, the judgment was subsequently reduced to approximately $ 205,000. The Company continued its efforts to work with the plaintiff to reduce the principal amount of the judgment further. The judgment was subsequently domesticated in the Court of Common Pleas of Philadelphia County, Pennsylvania, where it is currently on file. The Company acknowledges that a debt may still be owed to the Plaintiff, however it disputes the current amount owed. Management believes, on the advice from legal counsel, that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

         In addition to the aforementioned matter, the Company is subject to other legal proceedings and claims, which have arisen in the ordinary course of its business. Although there may be an adverse decision or settlement in some of these matters, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is not listed on any exchange. However, market quotes for the Company's common stock (under the symbol "FCFK") may be obtained from the National Association of Securities Dealers through the NASD OTC Bulletin Board, its automated system for reporting non-NASDAQ quotes. The following table sets forth, for the indicated calendar periods, the high and low bid prices (as reported by the OTC Bulletin Board) for the Company's common stock for the year ended December 31, 2002 and 2001:

                                             Bid Price
                                             ---------
                                        High             Low
                                        ----             ---
         2001
         First Quarter                $ 0.69           $ 0.30
         Second Quarter                 0.52             0.27
         Third Quarter                  0.51             0.21
         Fourth Quarter                 0.51             0.16

         2002
         First Quarter                $ 0.60           $ 0.15
         Second Quarter                 0.66             0.15
         Third Quarter                  0.51             0.15
         Fourth Quarter                 0.35             0.08


         The prices set forth in this table represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not necessarily represent actual transactions.

         As of December 31, 2002, there were 387 stockholders of record; however, the Company believes there were approximately 1,000 beneficial stockholders of the Company's common stock.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto included elsewhere in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including but not limited to, those contained in the discussion on forward-looking statements that follows this section.

Critical Accounting Policies and Estimates

         Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates.

         Our significant accounting policies are described in Note A of Notes to Consolidated Financial Statements for the fiscal year ended December 31, 2002. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

         Goodwill. Our goodwill represents the excess of the cost over the fair value of net assets acquired in business combinations and is separately disclosed as "Goodwill" in our consolidated balance sheets. In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually or as impairment indicators arise. As described in Note A of the Notes to the Consolidated Financial Statements, we adopted SFAS 142 in 2002. Implementation of the accounting pronouncement required the Company to perform a fair value assessment of its subsidiaries that had recorded goodwill. We must assess the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that this asset may not be recoverable. Management's judgment regarding an impairment is based on indicative factors including significant decreases relative to historical or projected future operating results; significant changes in the use of the acquired assets or business strategy; and significant negative economic trends. In the event that impairment would exist, First Chesapeake would be required to write-down the carrying value of goodwill.

         Revenue Recognition. The Company recognizes revenue primarily from fees charged upon the origination of mortgage loans, premiums received on the sale of mortgage loans, interest earned during the period the Company holds the mortgage loans for sale, and fees associated with retail and wholesale mortgage banking. Fees charged from mortgage origination are recorded as revenue when the loans are sold to an investor and the Company has no further obligations to fulfill. Gains or losses on loan sales are recognized at the time of sale and are determined by the difference between net sales proceeds and the carrying value of the loans sold. Premiums received on the sale of mortgage loans are recorded as revenue when such services are rendered. Premiums represent the interest spread between what is paid to the investor and what the borrower pays for the use of the money, which can vary from loan to loan. Fees associated with retail and wholesale mortgage banking are recognized as revenue at the time of service.

         Interest Income. Interest income on mortgage loans held for sale is recorded when earned. The Company does not recognize interest income from loans once they are determined to be impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due.

         Warehouse Lines of Credit. The Company funds its mortgage banking activities in part through warehouse lines of credit, and borrowings under these lines are repaid with the proceeds received by the Company from the sale of the loans to institutional investors. The Company sells its originated and purchased loans, including all servicing rights, for cash to institutional investors, usually on a non-recourse basis, with proceeds applied to reduce corresponding warehouse lines outstanding. At the time of sale, the Company records mortgage loans held for resale as a corresponding asset to the warehouse line liability.

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

         The Company funds its mortgage banking activities in part through warehouse lines of credit, and its ability to continue to originate and wholesale residential mortgages is dependent upon continued access to capital on acceptable terms. Borrowings under these lines are repaid with the proceeds received by the Company from the sale of the loans to institutional investors. The Company's committed warehouse lines at December 31, 2002 and 2001 allowed the Company to borrow up to $4 million and $2 million, respectively. The existing warehouse lines expire within the next twelve months, but are generally renewable, however, no assurances are given that the Company can renew its warehouse lines or that such renewals can be made on equal or more favorable terms to the Company. The Company sells its originated and purchased loans, including all servicing rights, for cash to institutional investors, usually on a non-recourse basis, with proceeds applied to reduce corresponding warehouse lines outstanding.

         At December 31, 2002, the Company's mortgage banking operations consisted of thirteen offices in seven states, and applications pending to expand into additional states with the goal to expand throughout the Eastern United States through both internal growth and acquisition. The Company currently originates loans in Indiana, Kentucky, Missouri, North Carolina, Tennessee, New Jersey, and Florida, with applications for approval pending in Kansas and Pennsylvania.

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

Financial Condition

         Assets of the Company increased from $3,671,000 at December 31, 2001 to $5,528,000 at December 31, 2002, an increase of $1,857,000. This increase was primarily due to a $1,926,000 increase in mortgage loans held for resale, partially offset by decreases in cash and goodwill. Other assets increased by $692,000 between fiscal dates primarily arising from a note receivable with a balance of $570,000 at December 31, 2002 associated with the Company's sale of the stock of Family First Mortgage, Inc. to its management as more fully described in Note K of the financial statements.

         At December 31, 2002, assets consisted of cash of $163,000, accounts receivable of $234,000, acquisition-related goodwill of $2,135,000, mortgage loans held for resale of $2,023,000, $53,000 of fixed assets and $920,000 of other assets. At December 31, 2001, assets consisted of cash of $375,000, accounts receivable of $189,000, acquisition-related goodwill of $2,699,000, mortgage loans held for resale of $97,000, $84,000 of fixed assets and $228,000 of other assets.

         Liabilities increased from $3,284,000 at December 31, 2001 to $5,261,000 at December 31, 2002 primarily as a result of an increase in warehouse notes payable of $1,926,000 and an increase in amounts due to officers of $242,000 partially offset by repayment of the $250,000 time note payable.

         At December 31, 2002, liabilities consisted of a note payable to a bank of $1,310,000, warehouse notes payable of $2,051,000, payables and accruals of $859,000, other notes payable of $34,000, dividends payable of $82,000, $53,000 of subordinated debentures, $523,000 of deferred amounts due officers, and $321,000 of liabilities of discontinued subsidiaries.

         At December 31, 2001, liabilities consisted of a note payable to a bank of $1,292,000, a bank time note of $250,000, other notes payable of $43,000, payables and accruals of $924,000, warehouse notes payable of $126,000, $53,000 of subordinated debentures, $281,000 of deferred amounts due officers, and $220,000 of liabilities of discontinued subsidiaries.

         Stockholders' equity decreased by $121,000 from $388,000 at December 31, 2001 to $267,000 at December 31, 2002, as the net loss of $28,000 and increase in treasury stock of $258,000 were partially offset by increases in common stock and preferred stock of $50,000 and $116,000, respectively.


Results of Operations

Current Year Performance and Earnings Outlook
---------------------------------------------

         The Company incurred a net loss of $28,000 for the year ended December 31, 2002. This loss is a result of a $438,000 operating profit for the established Collateral One operations and a non-recurring $335,000 gain on the sale of Family First Mortgage, Inc. to its management, offset by a $41,000 loss from that discontinued operation, interest and related costs ($139,000), other net corporate expenses ($401,000), and preferred stock dividends of $192,000.

         The Company's net loss per common share (basic and diluted) was $(0.00) for the year ended December 31, 2002 and $(0.08) for the year ended December 31, 2001. The net loss per common share for continuing operations was $(0.01) for the year ended December 31, 2002 and 2001. The net loss per common share for discontinuing operations was $(0.00) and $(0.05) for the year ended December 31, 2002 and 2001, respectively.

         The weighted average number of outstanding shares was 9,989,242 for the year ended December 31, 2002 and 9,689,282 shares for the year ended December 31, 2001.

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

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001
--------------------------------------------------------------------------

         The Company incurred a net loss of $28,000 for the year ended December 31, 2002 as compared to a loss of $737,000 for the same period in 2001. The loss from operations was consistent year to year (of $131,000 in 2002 versus

$134,000 in 2001), and the improvement is primarily a result of a substantial reduction in the loss from discontinued operations ($41,000 in 2001 versus $476,000 in 2001) further improved by the one-time gain on sale of discontinued operations of $335,000.

         Total revenues for the year ended December 31, 2002 amounted to $5,419,000 representing a decrease of $134,000 when compared to 2001's revenues of $5,553,000. The decrease in revenue is primarily a result of weakened operating results for the Company's Collateral One subsidiary during the first half of 2002.
         .

Liquidity and Capital Resources

         The Company's primary liquidity requirements have been the establishment, funding and expansion of its mortgage banking operations.

         The Company funds its mortgage banking activities in part through warehouse lines of credit, and its ability to continue to originate and wholesale residential mortgages may be somewhat dependent upon continued access to capital on acceptable terms. Borrowings under these lines are repaid with the proceeds received by the Company from the sale of the loans to institutional investors. The Company's committed warehouse lines at December 31, 2002 allowed the Company to borrow up to $4 million. The warehouse lines expire within the next twelve months, but are generally renewable, however, no assurances are given that the Company can renew its warehouse lines or that such renewals can be made on equal or more favorable terms to the Company. The Company sells its originated and purchased loans, including all servicing rights, for cash to institutional investors, usually on a non-recourse basis, with proceeds applied to reduce corresponding warehouse lines outstanding.

         In 1998, the Company raised $635,000 under a subordinated debenture offering. In 1999, the Company borrowed $2,107,000 from a bank secured by the personal guarantees of several officers and directors of the Company and one outside investor to partially finance the Collateral One acquisition and for working capital needs. In 1999-2000, the Company also raised $660,000 under a private placement of common stock to partially finance a payment due under the Collateral One acquisition and for other general corporate purposes. In 2001, the Company raised an additional $1,487,000 under a private placement of Preferred Stock and borrowed $250,000 from a bank (as more fully described in the footnotes to the financial statements). In 2002, the Company raised an additional $13,094 from the sale of Preferred Stock and $50,000 from the sale of common stock. While the Company believes it can continue to attract the necessary capital to provide the liquidity necessary to pursue new business opportunities, no assurance can be given that it will in fact be able to do so.

         Cash and cash equivalents at December 31, 2002 amounted to $163,000 as compared to $375,000 at December 31, 2001, or a decrease of $212,000.

         During 2002, the Company's operating activities provided $58,000 as compared to utilizing $448,000 in 2001. The cash provided by operating activities during 2002 resulted primarily from the Company's net income for the period being offset by adjustments for non-cash depreciation expense of $20,000 and the one-time gain on the sale of Family First Mortgage, Inc. of $335,000, an increase in amounts due officers of $257,000 and changes in the other operating accounts.

         Investing activities in 2002 utilized $10,000 for fixed asset purchases, net of dispositions, as compared to 2001 when investing activities utilized $136,000 primarily for the Family First acquisition ($86,000) and for equipment purchases ($46,000).

         Financing activities utilized $259,000 of capital during 2002 as the sale of common stock of $50,000 for cash and issuance of $13,000 of preferred stock for cash was more than offset by repayment of the $250,000 bank time note and payments of dividends of $79,000. During the comparable period of 2001, financing activities provided $885,000 of capital during 2001 primarily through the sale of $1,411,000 of preferred stock during the year, proceeds from the $250,000 bank time note, and the issuance of $62,000 of common stock to two creditors of the Company in lieu of cash, offset by reduction in the bank loan by $815,000, and reduction in other notes payable and subordinated debentures of $43,000 and $22,000, respectively.

         As of December 31, 2002, the Company had cash and cash equivalents of $162,000. The Company is seeking additional capital infusion to fund its operations, reduce its bank debt, and implement its expansion plans. While the Company believes it can attract the necessary capital to provide the liquidity necessary to pursue new business opportunities, no assurance can be given that it will in fact be able to do so.

NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) in August and October 2001, respectively.

         SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 had no material impact on the Company's consolidated financial statements.

         Effective January 1, 2002, the Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

         Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements.

          SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

         SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

         In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

         In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

         In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

         In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN No. 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, was issued. FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of the provisions of FIN No. 45 did not have a material impact on the Company's results of operations, financial position or cash flows.

         In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

ITEM 7.  FINANCIAL STATEMENTS

         See the Audited Financial Statements set forth at the end of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On April 9, 2003 , upon recommendation of its Board of Directors, the Company dismissed its certifying accountant, Gross, Kreger , Passio LLC ("GKP"). GKP's report on the Company's financial statements for of the two fiscal years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with GKP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, during the two fiscal years ended December 31, 2001 and 2002 and during the interim period ended April 9, 2003, which, if not resolved to GKP's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report, as required by Item 304(a)(3) of Regulation S-B.

            The Company engaged Russell Bedford Stefanou Mirchandani LLP (" Russell Bedford Stefanou Mirchandani") as its certifying accountant as of April 9, 2003 for the Company's fiscal year ending December 31, 2002. The Company has not consulted Russell Bedford Stefanou Mirchandani previously.


PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The names, positions, ages and backgrounds of the directors and executive officers of the Company at December 31, 2001 are set forth below.

Name                     Age    Position and Background
----                     ---    -----------------------

Mark Mendelson            46    Chairman of the Board of Directors and Chief
                                Executive Officer. Mr. Mendelson has been a
                                Director of the Company since August 1996. Since
                                1984, Mr. Mendelson has served as Chairman and Chief Executive Officer of Hampton Real Estate
                                Group, Inc., a diversified real estate
                                brokerage, development, and management firm specializing in commercial and residential properties throughout the United States. Mr.
                                Mendelson is a former director and past chairman of the Audit Committee of Equimark Bank
                                Corporation (currently known as Integra) and sits on the boards of a variety of civic and philanthropic institutions.

Paul A. Dandridge         75    Director. Mr. Dandridge is an attorney and
                                former City of Philadelphia Judge who currently services as Chairman of Philadelphia Health
                                Management Corporation, a non-profit, public health organization committed to improving the health of the community. Mr. Dandridge was elected to fill a vacancy on the Board of Directors in September 2000.

Bill Everslage            33    Director, President, and Chief Executive
                                Officer, Collateral One Mortgage Corporation subsidiary. Mr. Everslage has twelve years retail mortgage banking experience and was the owner of the predecessor company to Collateral
                                One Mortgage Corporation prior to its
                                acquisition by the Company. Mr. Everslage now oversees retail mortgage operations nationwide.

Mark Glatz                40    Director, acting Secretary and Chief Financial
                                Officer. Mr. Glatz is experienced in finance, banking, and a wide array of industries, and holds a degree in accounting and an MBA in financial management. Mr. Glatz has served as Chief Financial Officer of the Company since
                                July 1998.

Vincent Muratore          56    Director. Mr. Muratore has over 30 years
                                mortgage banking experience, and until May 2002 served the Company as a senior officer of the mortgage banking operations.

Pasquale Nestico, M.D.    56    Director. Dr. Nestico is a practicing physician
                                certified in cardiology and internal medicine as well as an extensively published clinical professor of medicine at both Allegheny Hospital
                                (formerly Hahnemann University) and Jefferson
                                Medical College.

John Papandon             40    Director. Mr. Papandon is an attorney and
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

Resignation of Board Members
----------------------------

         On February 26, 2003, James Greenfield resigned as a Director and Secretary of the Company effective December 31, 2002. Mr. Greenfield had served as a Director and Secretary since July 1998.

Compliance with Section 16(a) of the Securities Exchange Act
------------------------------------------------------------

         Section 16 (a) of the Securities Exchange Act requires the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file reports of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission and the National Association of Security Dealers. Officers, directors and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file. The Company believes that all its officers, directors and greater than ten percent (10%) beneficial owners are in compliance with all filing requirements applicable to them with respect to transactions during the fiscal year ended December 31, 2002.


ITEM 10. EXECUTIVE COMPENSATION

Compensation of Directors
-------------------------

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

         In 2002 the Company awarded 65,000 option shares to the Outside Directors of the Company at an exercise price of $0.25 per share and an expiration date of December 31, 2007 under the 1999 ISO Plan. Specifically, 10,000 option shares were awarded each to James Greenfield, Vincent Muratore, Pasquale Nestico and John Papandon and 25,000 option shares were awarded to Paul Dandridge.

Compensation of Executive Officers
----------------------------------

         The following table sets forth, for the three years ended December 31, 2001, certain information as to the total remuneration paid to each of the Company's executive officers whose total annual salary and bonus exceeded $100,000 for services in all capacities:


                                      Annual Compensation
                                      -------------------
                                                           Other     All Other
Name                                 Salary      Other     Reimb.   Compensation
Principal Position (1)       Year    (2)         (3)        (4)         (5)
-----------------------      ----    ----        ----       ----        ----

Mark Mendelson (2)           2002    $ 98,000    $  0     $24,000     $12,000
Chairman and CEO             2001    $120,000    $  0     $24,000     $12,000
                             2000    $120,000    $  0     $24,000     $12,000

Bill Everslage               2002    $220,000    $  0     $10,000     $ 6,636
President (6)                2001    $230,000    $  0     $ 3,333     $ 6,636
                             2000    $188,000    $  0     $     0     $ 6,636

Mark E. Glatz (2)            2002    $120,000    $  0     $24,000     $12,000
Chief Financial Officer      2001    $120,000    $  0     $24,000     $12,000
                             2000    $120,000    $  0     $24,000     $12,000

(1) No other executive officer had compensation whose salary and bonus exceeded $100,000.

(2) All current salaries to executive officers Mendelson and Glatz have been deferred.

(3)      Includes amounts converted to subordinated debentures in 1998.

(4)      Includes perquisites, automobile and incidental expense allowance.

(5) Includes premiums paid or reimbursed for health, disability and life (where the spouse is the beneficiary) insurance.

(6) In May 2002, Mr. Everslage was elected to the Board of Directors and appointed President of the Company. Prior to that date, he served as President of the Company's Collateral One subsidiary.

Employment Agreements
---------------------

         In February 1999, the Company's Collateral One subsidiary entered into a five year employment agreement with Bill Everslage. Under that agreement, Mr. Everslage served as President of Collateral One and received compensation comprised of a base salary of $175,000 per annum and incentive compensation based on (a) the number of mortgage loans closed by Collateral One; and (b) the net operating profit of Collateral One. In August 2000 the employment agreement was amended and extended for a new five year term until August 2005. Under that amendment, the base salary was reduced to $130,000 per annum, an automobile allowance of $10,000 per annum was granted, and the incentive compensation was revised and increased accordingly. In May 2002, Mr. Everslage was elected to the Board of Directors and appointed President of the Company.

         There are no other employment agreements with the above-named executive officers.

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

         During 2002, the Company awarded a total of 411,000 option shares under the 1999 ISO Plan to 21 individual employees or managers of the Company at exercise prices of $0.25 to $0.50 per share and expiration dates ranging from March 31, 2007 to December 31, 2007.

         In December 2002 the Company awarded 225,000 option shares under the 1999 ISO Plan to certain officers of the Company at exercise prices of $0.25 per share and expiration dates of December 31, 2007.

         In December 2002 the Company awarded 65,000 option shares under the 1999 ISO Plan to certain Outside Directors of the Company at exercise prices of $0.25 per share and expiration dates of December 31, 2007.

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

         In November 1999, the Company offered to convert up to 100% of the convertible subordinated debentures into Company common stock at a conversion price of $1.50 per share. Holders of $560,000 of debentures elected to convert their holdings into 373,333 shares of common stock, including conversion of all debentures held by officers of the Company. At December 31, 2002 and 2001, $53,000 of convertible subordinated debentures remain outstanding under the original terms and conditions of the issuance.

         Other than the November 1999 conversions, none of the remaining subordinated debenture options have been exercised as of this date.

    Option activity under the above plans is summarized following:

                                                           December 31,
                                                --------------------------------
                                                       2001                2001
                                                       ----                ----

Outstanding options at beginning of year          2,996,000           1,977,500

1999 ISO Plan options granted                       411,000           1,167,000
1999 ISO Plan options exercised                         -0-                 -0-
1999 ISO Plan options cancelled                      75,000             148,500

1998 Plan options granted                               -0-                 -0-
1998 Plan options exercised                             -0-                 -0-
1998 Plan options cancelled                             -0-                 -0-

1992 Plan options exercised                             -0-                 -0-
1992 Plan options cancelled                             -0-                 -0-

Outstanding options at end of year                3,332,000           2,996,000
                                                  =========           =========

Exeercise prices:
        Low                                           $0.25               $0.50
        High                                          $5.00               $5.00

Latest expiration date                         December 31,    December 1, 2006
                                                       2007


Option/SAR Grants in Last Fiscal Year
-------------------------------------

         The following table sets forth, for the period ended December 31, 2002, certain information as to the Option/SAR grants to the above-named executive officers in the last fiscal year:

                   Number of
                  Securities      % of Total
                  Underlying    Options/SARs to  Exercise or        Latest
                 Options/SARs    Employees in     Base Price      Expiration
Name                Granted       Fiscal Year     ($/share)          Date
----                -------       -----------     ---------          ----

Mark Mendelson      75,000            18%           $0.25      December 31, 2007
Bill Everslage      75,000            18%           $0.25      December 31, 2007
Mark Glatz          75,000            18%           $0.25      December 31, 2007


         The following table presents information concerning each exercise of stock options during the fiscal year ended December 31, 2002 by each of the named executive officers and the value of unexercised options at December 31, 2002:

                                           Number of Shares        Value of
                                              Underlying         Unexercised
                                              Unexercised        In-the-Money
                    Shares                 Options at FY-End  Options at FY-End
                 Acquired on      Value      Exercisable/        Exercisable/
Name               Exercise     Realized     Unexercisable      Unexercisable
----               --------     --------     -------------      -------------

Mark Mendelson         0          $-0-       1,400,000/-0-         $-0-/-0-
Bill Everslage         0          $-0-        870,000/-0-          $-0-/-0-
Mark Glatz             0          $-0-        175,000/-0-          $-0-/-0-


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of December 31, 2002 by i) each person known by the Company to own beneficially 5% of such stock, ii) each Director of the Company, iii) each executive officer of the Company, and iv) all Directors and executive officers of the Company as a group. Other than as listed in the below notes, the address for each of the listed individuals is: 541 Hamilton Street, Allentown, Pennsylvania 18101.

                                                  Number of Shares       Percent
 Name of Beneficial Owner (1)                   Beneficially Owned      of Total
 ----------------------------                   ------------------      --------

 Mark Mendelson (2), (3)......................           5,401,877        40.5%
 John E. Dell (2) ............................             450,000         3.5%
 Richard N. Chakejian, Jr. (4)................             804,834         6.0%
 Bill Everslage (10)..........................             239,933         1.8%
 Mark E. Glatz (5)............................           1,767,832        13.3%
 Paul Dandridge (6)...........................              55,000         0.4%
 James Greenfield (7), (8)....................             158,000         1.2%
 Vincent Muratore (9).........................             543,500         4.1%
 Pasquale Nestico (6).........................             113,334         0.8%
 John Papandon (7)............................             158,000         1.2%
                                                        ----------         ----
 All Directors and officers as a group........           9,242,210        69.3%

 Total number of (fully diluted) shares.......          13,337,158       100.0%

NOTES:

(1) Unless otherwise indicated, each person has sole voting and investment powers with respect to the shares
(2) Consists of 450,000 shares of common stock owned by Mr. Dell subject to an irrevocable voting trust which is voted by Mr. Mendelson; c/o Gallagher Broidy & Butler, Attn: Thomas P. Gallagher, 212 Carnegie Center, Suite 402, Princeton, NJ 08540
(3) Includes options to purchase 550,000 shares under the Company's 1998 Plan and 850,000 shares under the Company's 1999 ISO Plan
(4) In September 2000, the Board of Directors terminated Richard N. Chakejian, Jr. as an officer and employee of the Company and certain subsidiaries; includes options to purchase 20,000 shares under 1998 Plan
(5) Includes options to purchase 120,000 shares under 1998 Plan and 750,000 shares under the 1999 ISO Plan
(6)      Includes options to purchase 55,000 shares under 1999 ISO Plan
(7) Includes options to purchase 30,000 shares under 1998 Plan and 58,000 shares under 1999 ISO Plan
(8) Effective December 31, 2002, Mr. Greenfield resigned as a Director and Secretary of the Company
(9) Includes 500,000 shares which are subject to a purchase price adjustment following an acquisition; includes options to purchase 260,000 shares under the 1999 ISO Plan
(10)     Includes options to purchase 175,000 shares under 1999 ISO Plan

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There are no family relationships among any of the Directors or executive officers of the Company or its subsidiaries.

         The Company currently utilizes approximately 1,000 square feet of office space in a property owned by an entity controlled by Mark Mendelson, Chairman of the Board and Chief Executive Officer. No current rental payments are made by the Company under the lease, which is extended on a month to month basis to the company.

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

         2.3 Third Amendment to the Asset Purchase Agreement dated February 9, 1999 between the Company and Mortgage Concepts, Inc. (5)
         2.4 Amendment to Loan Agreement dated November 10, 1999 with Crusader Bank. (5)
         10.6 Forbearance Agreement dated February 2, 2001 between the Company and Crusader Bank. (6)
         10.7 Fourth Amendment to the Asset Purchase Agreement dated August 31, 2000 between the Company and Mortgage Concepts, Inc. (6)
         10.8 Asset Purchase and Sale Agreement dated December 1, 2000 between Iron Mountain Records Management, Inc. and National Archives, Inc. (6)
         10.9 Crusader Bank Pledge Agreement and Forbearance Agreement dated February 5, 2001 (7)
         21
               (a) National Archives, Inc., incorporated in the state of Pennsylvania (60%)

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

         99.1 *Certification by First Chesapeake Financial Corporation's officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         ---------------------------

         (1) Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-1, Registration No. 33-59726, filed by the Company with the Securities and Exchange Commission (the "Commission") on March 18, 1993, and Amendments Nos. 1, 2, 3 and 4 thereto filed with the Commission on May 19, June 25, July 8 and July 15, 1993, respectively.
         (2) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993 filed with the Commission on March 31, 1994.
         (3) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 filed with the Commission on August 24, 1999.
         (4) Incorporated by reference to the correspondingly numbered exhibit to the Company's Current Report on Form 8-K filed with the Commission on September 17, 1999.
         (5) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 filed with the Commission on May 12, 2000.
         (6) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 filed with the Commission on April 30, 2001.
         (7) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 filed with the Commission on April 12, 2002.

(b)      Reports on Form 8-K.

4/9/03   Item 8. Change in Certifying Accountant (engagement of Russell Bedford
Stefanou Mirchandani LLP)

ITEM 14.  CONTROLS AND PROCEDURES

         The Company has established and maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed by First Chesapeake Financial Corporation in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

         Within the 90 days prior to the date of this annual report, under the supervision and with the participation of First Chesapeake Financial Corporation's Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the date of such evaluation in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in First Chesapeake Financial Corporation's periodic SEC filings.

         There have been no significant changes to the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 15, 2003              First Chesapeake Financial Corporation, a
                                    Virginia corporation

                                    By:  /s/ Mark Mendelson
                                    ---------------------------------
                                    Mark Mendelson, Chairman and Chief Executive
                                    Officer

                                    By: /s/ Bill Everslage
                                    ---------------------------------
                                    Bill Everslage, Director and President

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

Date              Name and Title                            Signature
----              --------------                            ---------

April 15, 2003    Mark Mendelson, Chairman of               /s/ Mark Mendelson
                  the Board and Chief Executive Officer     ------------------
                                                            Mark Mendelson

April 15, 2003    Bill Everslage                            /s/ Bill Everslage
                  Director and President                    ------------------
                                                            Bill Everslage

April 15, 2003    Mark E. Glatz                             /s/ Mark E. Glatz
                  Director and Chief Financial Officer      -----------------
                                                            Mark E. Glatz

April 15, 2003    Paul Dandridge                            /s/ Paul Dandridge
                  Director                                  ------------------
                                                            Paul Dandridge

April 15, 2003    Vincent Muratore
                  Director                                  --------------------
                                                            Vincent Muratore

April 15, 2003    Pasquale Nestico                          /s/ Pasquale Nestico
                  Director                                  --------------------
                                                            Pasquale Nestico

April 15, 2003    John Papandon                             /s/ John Papandon
                  Director                                  -----------------
                                                            John Papandon

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mark E. Glatz, Chief Financial Officer of First Chesapeake Financial Corporation, certify that:

(1) I have reviewed this annual report on Form 10-KSB (this "Form 10-KSB") of First Chesapeake Financial Corporation;

(2) Based on my knowledge, this Form 10-KSB does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Form 10-KSB;

(3) Based on my knowledge, the financial statements, and other financial information included in this Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Form 10-KSB;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Form 10-KSB is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Form 10-KSB (the "Evaluation Date"); and

(c) presented in this Form 10-KSB our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this Form 10-KSB whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Mark E. Glatz
-----------------------------------------------
Mark E. Glatz
Chief Financial Officer
Dated: April 15, 2003

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mark Mendelson, Chief Executive Officer and Chairman of First Chesapeake Financial Corporation, certify that:

(1) I have reviewed this annual report on Form 10-KSB (this "Form 10-KSB") of First Chesapeake Financial Corporation;

(2) Based on my knowledge, this Form 10-KSB does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Form 10-KSB;

(3) Based on my knowledge, the financial statements, and other financial information included in this Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Form 10-KSB;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Form 10-KSB is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Form 10-KSB (the "Evaluation Date"); and

(c) presented in this Form 10-KSB our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this Form 10-KSB whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Mark Mendelson
---------------------------------------
Mark Mendelson
Chief Executive Officer and Chairman
Dated: April 15, 2003

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bill Everslage, President of First Chesapeake Financial Corporation, certify that:

(1) I have reviewed this annual report on Form 10-KSB (this "Form 10-KSB") of First Chesapeake Financial Corporation;

(2) Based on my knowledge, this Form 10-KSB does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Form 10-KSB;

(3) Based on my knowledge, the financial statements, and other financial information included in this Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Form 10-KSB;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Form 10-KSB is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Form 10-KSB (the "Evaluation Date"); and

(c) presented in this Form 10-KSB our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this Form 10-KSB whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Bill Everslage
---------------------------------------
Bill Everslage
President
Dated: April 15, 2003

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549



                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2002 and 2001


                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934





             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES




             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS






                                                                                               Page No.
                                                                                               --------
Reports of Independent Certified Public Accountants                                           F-3 to F-4

Consolidated Balance Sheets at December 31, 2002 and 2001                                        F-5

Consolidated Statements of Losses for the Two Years Ended December 31, 2002 and 2001
                                                                                                 F-6
Consolidated Statements of Stockholders' Equity for the Two Years Ended December 31,
2002 and 2001                                                                                    F-7

Consolidated Statements of Cash Flows for the Two Years Ended                                    F-8
 December 31, 2002 and 2001

Notes to Consolidated Financial Statements                                                   F-9 to F-22

Supplemental Information and Independent Auditor's Report on Additional Information
                                                                                             F-23 to F-26









                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS






Board of Directors
First Chesapeake Financial Corporation
Allentown, PA

         We have audited the consolidated balance sheet of First Chesapeake
Financial Corporation, a Virginia corporation, and Subsidiaries (the Company) as of December 31, 2002 and the related consolidated statements of losses, stockholders' (deficiency) equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those consolidated financial statements based on our audit.

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

         In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Chesapeake Financial Corporation and Subsidiaries as of December 31, 2002, and their consolidated results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Note P, the Company restated its Statement of Losses, Deficiency in Stockholders' Equity and Cash Flows for the year ended December
31, 2001.


                                    /s/RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                    -------------------------------------------

                                    Russell Bedford Stefanou Mirchandani LLP
                                    Certified Public Accountants

McLean, Virginia
April 14, 2003



               Report of Independent Certified Public Accountants


Board of Directors
First Chesapeake Financial Corporation

         We have audited the accompanying consolidated balance sheet of First
Chesapeake Financial Corporation (the Company) and Subsidiaries as of December
31, 2001, and the related consolidated statements of operations, stockholders'
(deficiency) equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those consolidated financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Chesapeake Financial Corporation and Subsidiaries as of December 31, 2001, and their consolidated results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United
States of America.


/s/ Gross Kreger & Passio, L.L.C.
---------------------------------

Philadelphia, Pennsylvania
April 14, 2002






                                  FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                                       December 31,


ASSETS                                                                                2002             2001
                                                                                      ----             ----
Cash and cash equivalents                                                          $ 162,990         $ 374,595
Accounts receivable, net of allowance of $0 for 2002 and 2001                        228,705           188,775
Mortgage loans held for resale (Note E)                                            2,022,976            97,476
Furniture and equipment, net of accumulated depreciation (Note B)                     53,175            83,801
Goodwill (Note N)                                                                  2,134,758         2,699,074
Other assets (Note G)                                                                925,327           227,514
                                                                                  ----------        ----------

Total assets                                                                      $5,527,931        $3,671,235
                                                                                  ==========        ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Note payable to bank (Note D)                                                    $ 1.309,845        $1.292,119
Warehouse note payable - bank (Note E)                                             2,051,185           125,685
Time note payable - bank (Note D)                                                          -           250,000
Note payable - other (Note D)                                                         33,801            42,892
Accounts payable                                                                     343,318           426,376
Accrued expenses                                                                     585,195           551,030
Term note payable - bank (Note D)                                                     11,220            22,117
Dividends payable                                                                     82,125            72,773
Due to officers (Note M)                                                             522,872           280,572
Liabilities of discontinued operations (Note K)                                      320,979           219,942
                                                                                  ----------        ----------

Total liabilities                                                                  5,260,540         3,283,506

Commitments and contingencies (Note J)                                                     -                 -


STOCKHOLDERS' EQUITY (Note I)
Convertible preferred stock; no par value; $1 stated value per share;
     5,000,000 shares authorized; 1,602,800 and 1,486,852 issued and
     outstanding in 2002 and 2001, respectively                                    1,602,800         1,486,852
Common stock; no par value; 20,000,000 shares authorized; 9,999,858 and 9,936,164 issued and outstanding in 2002 and 2001,
     respectively                                                                 14,091,396        14,041,396
Less: Treasury stock, 500,000 shares, at cost                                       (257,800)                -
Accumulated deficit                                                              (15,169,005)      (15,140,519)
                                                                                ------------      ------------

Total stockholders' equity                                                         $ 267,391         $ 387,729
                                                                                  ----------        ----------

Total liabilities and stockholders' equity                                        $5,527,931        $3,671,235
                                                                                  ==========        ==========


                                See accompanying notes to consolidated financial statements




                             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                       FOR THE TWO YEARS ENDED DECEMBER 31,



                                                                                          2002              2001
                                                                                          ----              ----
                                                                                                  (As restated -
REVENUES                                                                                                 Note O)
Sales                                                                              $ 5,196,941       $ 5,189,530
Interest and other income                                                              222,329           363,884
                                                                                   -----------       -----------

         Total revenues                                                            $ 5,419,270       $ 5,553,414

OPERATING EXPENSES
Compensation and employee benefits                                                   3,846,733         3,695,932
Professional fees                                                                       72,076            46,694
Occupancy                                                                              234,481           304,074
Depreciation and amortization                                                           20,182           224,810
Interest expense                                                                       138,977           219,460
Other selling, general and administrative expenses                                   1,237,928         1,196,504
                                                                                   -----------       -----------

          Total operating expenses                                                   5,550,377         5,687,474
                                                                                   -----------       -----------

Loss from continuing operations, before income taxes
 and discontinued operations                                                          (131,107)         (134,060)
Income (taxes) benefit
                                                                                   -----------       -----------
Loss from continuing operations, before discontinued operations                       (131,107)         (134,060)
Loss from discontinued operations (Note K)                                             (40,578)         (476,221)
Gain on sale of discontinued operations (Note K)                                       335,111                 -
                                                                                   -----------       -----------

NET PROFIT (LOSS)                                                                    $ 163,426       $  (610,281)
                                                                                     =========       ===========

Preferred stock dividends                                                             (191,913)         (127,037)
                                                                                   -----------       -----------

NET (LOSS) ATTRIBUTABLE
TO COMMON SHAREHOLDERS                                                              $  (28,487)      $  (737,318)
                                                                                    ==========       ===========

Basic and diluted loss per share (Note L)                                             $  (0.00)          $ (0.08)
                                                                                      ========           =======
Continuing operations                                                                 $  (0.01)          $ (0.01)
Discontinued operations                                                                  (0.00)            (0.05)



Weighted average shares outstanding                                                  9,989,242         9,689,282
                                                                                     =========         =========

                            See accompanying notes to consolidated financial statements



                                  FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    FOR THE TWO YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                 Preferred                       Common               Treasury
                                                   Stock                          Stock                 Stock
                                                   -----                          -----                 -----
                                             Shares           Amount        Shares          Amount
Balance at December 31, 2000                      -           $    -     9,051,153     $13,471,584       $    -
Issuance of common stock in exchange
for acquisition                                   -                -       750,000         507,800            -
Issuance of common stock in exchange
for accounts payable                              -                -       135,011          62,012            -
Issuance of preferred stock in
exchange for cash                         1,486,852        1,486,852             -               -            -
Preferred stock dividend accrual                  -                -             -               -            -
Net loss                                          -                -             -               -            -
                                          ---------      -----------     ---------     -----------      -------

Balance at December 31, 2001 (as
restated - Note O)                        1,486,852      $ 1,486,852     9,936,164     $14,041,396       $    -

Issuance of common stock in exchange
for cash                                          -                -        63,694          50,000            -
Purchase of Treasury stock                        -                -             -               -     (257,800)
Issuance of preferred stock in
exchange for cash                            13,094           13,094             -               -            -
Issuance of preferred stock in
exchange for deferral of dividends          102,854          102,854             -               -            -
Preferred stock dividend accrual                  -                -             -               -            -
Net profit                                        -                -             -               -            -
                                          ---------      -----------     ---------     -----------      -------

Balance at December 31, 2002              1,602,800      $ 1,602,800     9,999,858     $14,091,396   $(257,800)
                                          =========      ===========     =========     ===========   ==========


                                                                   Total
                                             Accumulated        Stockholders'
                                               Deficit             Equity
                                               -------             ------

Balance at December 31, 2000              $ (14,403,201)         $ (931,617)
Issuance of common stock in exchange
for acquisition                                       -             507,800
Issuance of common stock in exchange
for accounts payable                                  -              62,012
Issuance of preferred stock in
exchange for cash                                     -           1,486,852
Preferred stock dividend accrual               (127,037)           (127,037)
Net loss                                       (610,281)           (610,281)
                                          -------------           ---------

Balance at December 31, 2001 (as
restated - Note O)                        $ (15,140,519)          $ 387,729

Issuance of common stock in exchange
for cash                                              -              50,000
Purchase of Treasury stock                            -            (257,800)
Issuance of preferred stock in
exchange for cash                                     -              13,094
Issuance of preferred stock in
exchange for deferral of dividends                    -             102,854
Preferred stock dividend accrual               (191,913)           (191,913)
Net profit                                      163,426             163,426
                                          -------------           ---------

Balance at December 31, 2002              $ (15,169,005)          $ 267,391
                                          =============           =========

                              See accompanying notes to the consolidated financial statements



                                  FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           FOR THE TWO YEARS ENDED DECEMBER 31,

                                                                                                2002             2001
                                                                                                ----             ----
OPERATING ACTIVITIES                                                                                   (As restated -
                                                                                                              Note O)
Net income/(loss) for the period                                                            $163,426       $ (610,281)
Adjustments to reconcile net loss to net cash used in operating activities:
       Gain on disposal of discontinued operations                                          (335,111)               -
       Depreciation                                                                           20,182           29,314
       Amortization of goodwill and capitalized financing costs                                    -          200,700
Decrease (increase) in accounts receivable                                                   (67,638)         (11,505)
Decrease (increase) in other assets                                                          (78,645)        (129,389)
Increase (decrease) in trade accounts payable                                                (70,411)         (21,901)
Increase (decrease) in accrued expenses                                                       68,031          192,235
Increase (decrease) in due to officers                                                       256,883          (44,434)
Increase (decrease) in liabilities of discontinued subsidiaries                              101,037          (53,188)
                                                                                         -----------       ----------

Net cash provided (used) by operating activities                                              57,754         (448,449)

INVESTING ACTIVITIES
Dispositions (purchases) of fixed assets, net                                                (10,460)         (46,036)
(Payments) proceeds of mortgage loans held for resale                                     (1,925,500)         219,386
Proceeds (repayment) of bank warehouse loans                                               1,925,500         (222,901)
Cash used in acquisition, net                                                                      -          (86,216)
                                                                                         -----------       ----------

Net cash provided (used) by investing activities                                             (10,460)        (135,767)

FINANCING ACTIVITIES
Proceeds from (repayment of) note payable to bank                                             17,726         (815,202)
(Repayment of) proceeds from bank time note                                                 (250,000)         250,000
(Repayment of) proceeds from equipment note, net                                             (10,897)          22,117
Repayment of other notes payable                                                              (9,091)         (42,508)
Repayment of subordinated debentures                                                               -          (22,000)
Proceeds from issuance of common stock                                                        50,000           62,012
Proceeds from issuance of Series B Preferred Stock                                            13,094        1,411,852
Increase in preferred stock dividends payable                                                  9,352           72,773
Payment of dividends                                                                         (79,083)         (54,264)
                                                                                         -----------       ----------

Net cash provided (used) by financing activities                                            (258,899)         884,780
                                                                                         -----------       ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (211,605)         300,564

Cash and cash equivalents at beginning of period                                            $374,595          $74,031
                                                                                         -----------       ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $162,990         $374,595
                                                                                            ========         ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash paid during the period for interest                                                 $95,995         $247,493
    Cash paid during the period for income taxes                                                   -                -
    Preferred stock issued in exchange for debt                                                    -           75,000
    Common stock issued in exchange for acquisition                                                -          507,800
    Accrued preferred stock dividend                                                         191,913          127,037

                              See accompanying notes to the consolidated financial statements


             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation
----------------------------------

First Chesapeake Financial Corporation (the "Company") was incorporated in the
Commonwealth of Virginia on May 18, 1992. The Company is a provider of financial services in the mortgage banking segment. The Company's business strategy is to create a national retail and wholesale mortgage banking business.

In 1999, the Company established First Chesapeake Acquisition Corporation ("FC
Acquisition") and commenced its first retail mortgage banking operation through formation of a wholly-owned subsidiary, Collateral One Mortgage Corporation
("Collateral One"), to acquire certain assets of Mortgage Concepts, Inc., an established originator of primarily subprime and alternate documentation residential mortgage loans operating in five central and Midwestern states. In
1999, Collateral One concluded the Mortgage Concepts, Inc. acquisition and the
Company opened additional retail mortgage banking operations in South Carolina and Florida.

In the first quarter of 2001, the Company acquired Family First Mortgage, Inc., a Fort Lauderdale, Florida originator of residential mortgage loans. In the second quarter of 2002, the company discontinued its Fort Lauderdale, Florida based Family First operations and, effective May 31, 2002, sold 100 percent of the stock of Family First Mortgage, Inc. to its management (see Note K).

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Collateral One Mortgage Corporation ("Collateral
One"). All material intercompany transactions and accounts have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable
-------------------

Accounts receivable represent primarily loan origination and other fees earned but not yet received. As of December 31, 2002 and 2001, all accounts receivable were deemed collectible and no allowance for doubtful accounts were recorded at those dates.

Property, Plant and Equipment
-----------------------------

Property, plant and equipment are recorded at the cost of purchase and depreciated over their estimated useful lives on a straight-line basis. Ordinary maintenance and repairs are charged to operations as incurred. Estimated useful lives of major depreciable assets are as follows:

Leasehold improvements                       5 years
Furniture and fixtures                       5 years
Computer equipment                           5 years

Revenue Recognition
-------------------

Revenue from mortgage origination is recognized when the loans are sold to an investor and the Company has no further obligations to fulfill. To date, the majority of loans originated has been sold (or will be sold in the case of loans held for sale) and servicing has been released.



             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Gains or losses on loan sales are recognized at the time of sale and are determined by the difference between net sales proceeds and the carrying value of the loans sold.

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expenses as incurred. For the years ended December 31, 2002 and 2001, advertising costs were not material to the statement of operations.

Income Taxes
------------

Income taxes are provided based on the liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Standards
No. 109, "Accounting for Income Taxes". Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

Impairment of Long-Lived Assets
-------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 144
(SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Concentrations of Credit Risk
-----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. At December 31, 2002 and 2001, the Company's cash accounts exceeded the $100,000 FDIC insurance limit by approximately $63,000 and $178,000, respectively.

Basic and Diluted Loss Per Share
--------------------------------

The Company follows the provisions of Statement of Financial Accounting
Standards (SFAS) No. 128 "Earnings per Share" which provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

Shares issuable for stock options have been excluded from the computation of loss per share for the years ended December 31, 2002 and 2001, as their inclusion would be anti-dilutive.


             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Stock-Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based
Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB
Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS
No. 148 in its financial reports for the year ended December 31, 2002 and will adopt the interim disclosure provisions for its financial reports for the quarter ended March 31, 2003.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note H):


                                                                     2002            2001
                                                                     ----            ----
Net loss, as reported                                           $ (28,487)     $ (737,318)
Add: Total stock based employee compensation expense as
reported under intrinsic value method (APB. No. 25)                     -               -
Deduct: Total stock based employee compensation expense
as reported under fair value based method (SFAS No. 123)          (42,216)       (413,448)
                                                               ----------    ------------
Net loss - Pro Forma                                           $  (70,703)   $ (1,150,766)
                                                               ==========    ============
Net loss attributable to common stockholders - Pro forma       $  (70,703)   $ (1,150,766)
Basic (and assuming dilution) loss per share - as reported         $(0.00)         $(0.08)
Basic (and assuming dilution) loss per share - Pro forma           $(0.01)         $(0.12)

Comprehensive Income
--------------------

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting
Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS
130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income in any of the periods presented.


             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments
-----------------------------------

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair
Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Pension Plans and Other Post Employment Benefits
------------------------------------------------

Statement of Financial Accounting Standards No. 132 ("SFAS 132"), Employer's
Disclosures about Pension and Other Post Employment Benefits, establishes disclosure requirements regarding pension and post employment obligations. SFAS
132 does not affect the Company as of December 31, 2002.

Segment Information
-------------------

The Company adopted Statement of Financial Accounting Standards No. 131,
Disclosures about Segments of an Enterprise and Related Information ("SFAS
131"). SFAS establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segments.

Reclassifications

Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year.

New Accounting Pronouncements
-----------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141), and Statement of Financial Accounting Standards No. 142, "Goodwill and
Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of
Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of
Financial Accounting Standards No. 144, "Accounting for the Impairment or
Disposal of Long-Lived Assets" (SFAS No. 144) in August and October 2001, respectively.

SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 had no material impact on the Company's consolidated financial statements.

Effective January 1, 2002, the Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.



             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements.

 SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective
January 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"
(SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations -
Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted
SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements
No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical
Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and
Losses from Extinguishment of Debt", and an amendment of that Statement, FASB
Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund
Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of
Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for
Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs
Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability
Recognition for Certain Employee Termination Benefits and Other Costs to Exit an
Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The
Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain
Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB
Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business
Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of
Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.
The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.



             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

In November 2002, the Financial Accounting Standards Board issued FASB
Interpretation No. 45 ("FIN No. 45"), Guarantor's Accounting and Disclosure
Requirements for Guarantees, including Indirect Guarantees of Indebtedness of
Others an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB
Interpretation No. 34, was issued. FIN No. 45 clarifies the requirements of SFAS
No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of the provisions of FIN No. 45 did not have a material impact on the Company's results of operations, financial position or cash flows.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based
Compensation-Transition and Disclosure", which amends FASB Statement No. 123,
Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement
148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of
Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements.
Previously, the criteria were based on control through voting interest.
Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.


NOTE B - FIXED ASSETS

Fixed assets at December 31, 2002 and 2001 consists of the following:

                                                         2002            2001
                                                         ----            ----
Leasehold improvements                               $ 22,138        $ 22,138
Furniture and fixtures                                185,456         191,379
Machinery and equipment                               238,266         242,787
                                                      -------         -------
                                                      445,860         456,304
Less accumulated depreciation and amortization       (392,685)       (372,503)
                                                    ---------       ---------
                                                     $ 53,175        $ 83,801
                                                     ========        ========

Depreciation expense associated with the fixed assets for the years ended
December 31, 2002 and 2001 was $20,182 and $29,314, respectively.


             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE C - ACQUISITION

Effective March 31, 2001, the Company acquired 100% of the stock of Family First
Mortgage, Inc., a Fort Lauderdale, FL originator of residential mortgage loans.
The purchase price was $250,000 payable in common stock of the Company, plus the issuance into escrow of an additional 500,000 shares of the Company's common stock to be released after a period of time, subject to attaining certain financial benchmarks as outlined in the agreement. The acquisition has been accounted for under the purchase method of accounting. Effective May 31, 2002, the Company discontinued its Fort Lauderdale, FL operations and sold 100% of the stock of Family First Mortgage, Inc. to its management (see Note K).


NOTE D - NOTES PAYABLE

Notes payable at December 31, 2002 and 2001 consists of the following:

                                                                                              2002            2001
                                                                                              ----            ----
Note payable to bank in monthly installments of principal and interest at the
Bank's prime lending rate plus 2% per annum; due and payable on demand, secured by subsidiary stock, guaranteed by certain officers of the Company, the Chairman
of the Board of Directors, and other individuals (see Note M)                           $1,309,845      $1,292,119
Note payable to bank in monthly installments of principal and interest at 7.5% per
annum, due and payable on April 1, 2002, unsecured                                               -         250,000
Term note payable to bank in monthly installments of $1,143, including interest at
9% per annum, due and payable on September 5, 2003, secured by certain equipment,
guaranteed by the Company as well as by an officer of the Company (see Note M)              11,220          22,117
Series of advances from an individual, accrues interest at 0% per annum, due and
payable on demand, unsecured                                                                26,908          35,999
Note payable to shareholder, accrues interest at 0% per annum, due and payable on
demand, unsecured                                                                            6,893           6,893
                                                                                       -----------     -----------
                                                                                       $ 1,354,866     $ 1,607,128
                                                                                       ===========     ===========


NOTE E - WAREHOUSE LINES OF CREDIT

The Company has warehouse lines of credit with maximum borrowings of $4,000,000 and $2,000,000 at December 31, 2002 and 2001, respectively. The outstanding balance under the warehouse lines was $2,051,185 and $125,685, at December 31, 2002 and 2001, respectively. A corresponding asset is recorded as mortgage loans held for resale in the amount of $2,022,976 and $97,476 at December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, the Company recorded a reserve of $28,209 representing the projected discount upon the sale of a specific loan from the warehouse line (see Note J).


NOTE F - INCOME TAXES

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE F - INCOME TAXES (Continued)

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. At December 31, 2002, the Company has available for federal income tax purposes a net operating loss carryforward of approximately
$15,000,000 expiring in the year 2022, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company there remains a possibility that the benefits will not be realized.


Components of deferred tax assets as of December 31, 2002 are as follows:

Non current:
Net operating loss carryforward                        $  5,150,000
Valuation allowance                                    $ (5,150,000)
                                                       ------------
Net deferred tax asset                                 $        -0-
                                                       ============


NOTE G - OTHER ASSETS

Other assets at December 31, 2002 and 2001 are as follows:

                                                      2002           2001
                                                      ----           ----
Advances due from individuals                      $36,019        $18,150
Deposits                                           283,727        222,247
Notes receivable - sale of Family
First (see Note K)                                 570,000              -
Due from/(to) employees                                  -        (42,863)
Security deposits and other                         35,581         29,980
                                                  --------       --------
                                                  $925,327       $227,514
                                                  ========       ========


NOTE H - STOCK OPTIONS

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

In December 1999, the shareholders of the Company approved an Incentive Stock
Option Plan (the "1999 ISO Plan"). Pursuant to the 1999 ISO Plan, 1,500,000 shares of the Company's common stock were made available for awards. In December
2001, the shareholders of the Company approved an increase in the number of authorized shares under the 1999 ISO Plan from 1,500,000 to 2,500,000 shares.
The 1999 ISO Plan allows for Incentive Stock Options intended to qualify as
Incentive Stock Options pursuant to Section 422 of the Internal Revenue Code of



             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE H - STOCK OPTIONS (Continued)

1986, as amended, or they may be Non-Qualified Stock Options. Exercise prices under the Plan must be at no less than the fair market value per share at date of grant, and shall expire no more than five years from the date of issuance. In
2002, a total of 411,000 1999 ISO Plan options at exercise prices of $0.25 to $0.50 were granted (net of cancellations), of which 225,000 were granted to certain executive officers, and 65,000 were granted to certain outside directors. In 2001, a total of 1,018,500 1999 ISO Plan options at exercise prices of $0.50 to $0.75 were granted (net of cancellations), of which 450,000 were granted to certain executive officers, and 40,000 were granted to certain outside directors. All other terms of the options remained unchanged.

The following table summarizes the changes in stock options outstanding and the related prices for the shares of the Company's common stock issued to employees and directors during 2002.

                    Options Outstanding                                                  Options Exercisable
                    -------------------                                                  -------------------
                                         Weighted Average       Weighted                           Weighted
                          Number        Contractual Life         Average          Number           Average
  Exercise Prices:      Outstanding          (Years)         Exercise Price     Exercisable     Exercise Price
  ----------------      -----------          -------         --------------     -----------     --------------
       $0.25              365,000              4.95               $0.25              20,125          $0.25
       $0.50               46,000              4.25               $0.50             365,000          $0.50
                          -------              ----               -----             -------          -----
                          411,000              4.87               $0.28             385,125          $0.25
                          =======              ====               =====             =======          =====

Transactions involving the Company's stock options issuance are summarized as follows:

                                             Number         Weighted Average
                                            of Shares        Exercise Price
                                            ---------        --------------
Outstanding at December 31, 2000                                 $    0.97
                                            =========            =========
                                            1,977,500
Granted                                     1,167,000                 0.52
Exercised                                           -                    -
Cancelled                                     148,500                 0.50
                                            ---------            ---------
Outstanding at December 31, 2001            2,996,000            $    0.53
                                            =========            =========
Granted                                       411,000                 0.28
Exercised                                           -                    -
Cancelled                                      75,000                 0.50
                                            ---------            ---------
Outstanding at December 31, 2002            3,332,000            $    0.76
                                            =========            =========

The weighted-average fair value of stock options granted to shareholders during the year ended December 31, 2002 and 2001and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                           2002           2001
                                                           ----           ----
Weighted average grant date fair value per share:        $ 0.10         $ 0.45
Significant assumptions (weighted-average):
    Risk-free interest rate at grant date                  1.67%          1.69%
    Expected stock price volatility                          54%           140%
    Expected dividend payout                                  -              -
    Expected stock option life-years (a)                    5.0            5.0
         (a) The expected stock option life is based on contractual expiration dates.

Had compensation cost been determined based on the fair value of the options at the grant date consistent with the provisions of SFAS No. 123, the Company's
2002 and 2001 net loss and net loss per share would have been reported as follows:



             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE H - STOCK OPTIONS (Continued)

                                      2002                2001
                                      ----                ----
Net loss:
     As reported                  $(28,487)          $(737,318)
     Pro forma                    $(70,703)        $(1,150,766)

Loss per share:
     As reported                    $(0.00)             $(0.08)
     Pro forma                      $(0.01)             $(0.12)



NOTE I - STOCKHOLDERS' EQUITY

The Company is authorized to issue 20,000,000 shares of common stock with no par value per share and 5,000,000 shares of preferred stock with no par value per share. As of December 31, 2002 and 2001, the Company has issued and outstanding
9,999,858 and 9.936,164 shares of common stock, respectively. As of December 31, 2002 and 2001, the Company has issued and outstanding 1,602,800 and 1,486,852 shares of preferred stock, respectively.

In December 2000, the Company authorized a private placement of a minimum of $250,000 and a maximum of $2,500,000 of the Company's Series B Convertible
Preferred Stock, no par value (the "Preferred Stock") at $1.00 per share. The
Preferred Stock bears dividends at a coupon rate of 12-1/2% and is convertible into common stock of the Company at a conversion price equal to the average bid price of the common stock for the trailing thirty days prior to the date of written notice to convert, but in any case, at no less than $1.00 per share.
During 2002, the Company issued 13,094 shares of Preferred Stock in exchange for $13,094 in cash. The Company also issued 102,854 shares of Preferred Stock in exchange for deferral of dividends from certain current preferred stockholders.

Effective March 31, 2001, the Company issued 250,000 shares of common stock to the sellers of Family First Mortgage, Inc., and also issued an additional
500,000 shares of common stock into escrow to be released after a period of time to the sellers, subject to attaining certain financial benchmarks (see Note C).
Effective May 31, 2002, the 500,000 shares were released from escrow and returned to the Company's Collateral One subsidiary under the discontinuation and divestiture transaction (see Note K). The Company recorded the 500,000 shares as treasury stock at the original issuance value of $257,800.

During 2001, the Company issued 135,011 shares of common stock to two vendors of the company in lieu of cash to pay obligations totaling $62,012. The Company valued the shares issued at $0.46 per share, which represents the fair value of the services received, which did not differ materially from the value of the stock issued.

In March 2002, the Company sold 63,694 shares of common stock to an investor for $50,000 in cash.


NOTE J - COMMITMENTS AND CONTINGENCIES

Leases

The Company and its subsidiaries lease office facilities under noncancellable leases. In addition to minimum rentals, several leases provide for the Company to pay its pro-rata share of operating expenses. Future minimum lease payments under noncancellable leases are as follows:

             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE J - COMMITMENTS AND CONTINGENCIES

2003                                  $ 317,667
2004                                    253,704
2005                                    203,728
2006                                    167,279
2007                                    129,743
Thereafter                               18,320

Employment Agreements

The Company has an employment agreement with a key employee. In addition to salary and benefit provisions, the agreement includes defined commitments should the employee terminate the employment with or without cause.

Litigation

In February 2000, Sterling Bank filed a complaint against the Company in the Circuit Court of Oakland County, Michigan. The complaint alleged a breach of contract in connection with the Company's sale of certain secured loans to Sterling Bank. In April 2000, the Court entered a default judgment against the Company in the amount of approximately $523,000, plus costs. The Company elected to work with the plaintiff to resolve the matter rather than incur the costs of prolonged litigation. Through theses efforts, the judgment was subsequently reduced to approximately $ 205,000. The Company continued its efforts to work with the plaintiff to reduce the principal amount of the judgment further. The judgment was subsequently domesticated in the Court of Common Pleas of Philadelphia County, Pennsylvania, where it is currently on file. The Company acknowledges that a debt may still be owed to the Plaintiff, however it disputes the current amount owed. Management believes, on the advice from legal counsel, that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

In addition to the aforementioned matter, the Company is subject to other legal proceedings and claims, which have arisen in the ordinary course of its business. Although there may be an adverse decision or settlement in some of these matters, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.


NOTE K - DISCONTINUED OPERATIONS

In 2002 the Company discontinued its Fort Lauderdale, FL-based Family First operations and, effective May 31, 2002, sold 100% of the stock of Family First
Mortgage, Inc. to its management for consideration which included a $600,000 note payable to the Company, return of 500,000 shares of the Company's common stock originally valued at $257,800 and recorded as treasury stock, and cancellation and assumption of certain liabilities by the parties. The transaction resulted in a gain of approximately $335,000, which is recorded in the consolidated statement of losses. Accordingly, the results of operations for all years presented have been restated to reflect Family First as a discontinued operation.




             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE K - DISCONTINUED OPERATIONS (continued)

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations.

Operating results for the Family First segment for the years ended December 31, 2002 and 2001 were:

                                         2002               2001
                                         ----               ----
Revenues                         $    289,826       $    505,464
Expenses                             (330,404)          (977,075)
                                 ------------       ------------
Net (loss)                       $    (40,578)      $   (471,611)
                                 ============       ============

The following summarizes the gain on the disposition of the Family First business segment for the year ended December 31, 2002:

Notes receivable received                $  600,000
Treasury stock received                     257,800
Debts assumed                               278,981
Net assets disposed of                     (801,670)
                                         ----------
Net gain on disposal                     $  335,111
                                         ==========

Subsequent to the sale of Family First, the Company has had no continuing involvement in the operations of the business. The Company assumed liabilities on behalf of Family First subsequent to disposal recorded as liabilities of discontinued operations in the amount of $163,454 at December 31, 2002.


NOTE L - LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:

                                                       2002               2001
                                                       ----               ----
Net loss available for common shareholders        $ (28,487)         $ (737,318)
                                                  =========          ==========
Basic and fully diluted loss per share            $   (0.00)         $    (0.08)
                                                  =========          ==========
Weighted average common shares outstanding        9,989,242           9,689,282
                                                  =========          ==========


NOTE M - RELATED PARTY TRANSACTIONS

In connection with the financing of the Mortgage Concepts, Inc. acquisition (see
Note D), the Company entered into loan guaranty agreements with certain officers of the Company and the Chairman of the Board of Directors guaranteeing the loans. The guarantors received shares of the Company's common stock and options to acquire shares of the Company's common stock as compensation for their guarantees.

An officer of the Company has guaranteed a term bank note on behalf of the Company (see Note D).

Certain officers of the Company have deferred salaries and expense reimbursements in the total amount of $522,872 and $280,572 at December 31, 2002 and 2001, respectively. No formal arrangements or repayment terms exist but payables accrue interest at market rates.

The Company currently utilizes approximately 1,000 square feet of office space in a property owned by an entity controlled by the Chairman of the Board and Chief Executive Officer. No current rental payments are made by the Company under the lease, which is extended on a month to month basis to the company.


NOTE N - GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF STATEMENT 141

In July 2001, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 141 "Business Combinations" (SFAS No. 141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other
Intangible Assets" (SFAS No. 142). SFAS No. 141 addresses financial accounting and reporting for business combinations. This statement requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling-of-interests method of accounting. This statement is effective for all business combinations initiated after June 30, 2001 and supercedes APB Opinion
No. 16, "Business Combinations" as well as Financial Accounting Standards Board
Statement of Financial Accounting Standards No. 38, "Accounting for
Preacquisition Contingencies of Purchased Enterprises".

             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE N - GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF STATEMENT 141
         (Continued)

SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill amortization to cease and for goodwill to be periodically reviewed for impairment for fiscal years beginning after October 31, 2001.

SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets". The Company adopted the provisions of this standard for its year ended 2002.

Upon adoption of FAS 142 in the fourth quarter of 2002, the Company reviewed its goodwill for impairment and concluded that the fair value of the reporting unit the goodwill is attributable to exceeds the book value of both the goodwill and the assets underlying the business. Therefore, the Company did not record an impairment charge for the year ended December 31, 2002. The change in the goodwill balance from 2001 to 2002 is due to a writeoff of $564,316 of goodwill related to the Family First segment that was disposed of during 2002 (see Note
K).


NOTE O - RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its financial statements for the year ended December
31, 2001 to reclassify accrued preferred stock dividends in the financial statements previously filed:

The net effect of this change was to change the presentation of the Consolidated
Statement of Operations as follows:

         Decrease the Company's reported net loss for the year ended December
         31, 2001 by $127,037 from $(737,318) to $(610,281).

         Decrease interest expense by $127,037 from $346,497 to $219,460.

         Insert an expense category "Preferred Stock Dividends" of $(127,037).

         Insert the heading "Net (Loss) Attributable to Common Shareholders" of $(737,318).

This change did not affect the Consolidated Balance Sheets at December 31, 2001.

The Company reclassed the 2001 Consolidated Statement of Operations due to discontinued operations in 2002 (see Note K). Following are reconciliations of the Company's restatement of the reclassed Consolidated Statement of Operations for the year ended 2001.



             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE O - RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

                           First Chesapeake Financial Corporation and Subsidiaries

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Year Ended December 31, 2001


                                                           As Reported        Adjustments           Restated
                                                           -----------        -----------           --------
REVENUES
Sales                                                      $ 5,189,530                           $ 5,189,530
Interest and other income                                      363,884                               363,884
                                                           -----------                           -----------

Total revenues                                             $ 5,553,414                           $ 5,553,414

OPERATING EXPENSES
Compensation and employee benefits                           3,695,932                             3,695,932
Professional fees                                               46,694                                46,694
Occupancy                                                      304,074                               304,074
Depreciation and amortization                                  224,810                               224,810
Interest expense                                               346,497          (127,037)            219,460
Other operating expenses                                     1,196,504                             1,196,504
                                                           -----------                           -----------

          Total expenses                                     5,814,511                             5,687,474
                                                           -----------                           -----------

Loss from continuing operations, before income
taxes and discontinued operations                             (261,097)                             (134,060)
Income (taxes) benefit                                               -                                     -
                                                           -----------                           -----------
Loss from continuing operations, before
discontinued operations                                       (261,097)                             (134,060)
Loss from discontinued operations                             (476,221)                             (476,221)
Gain on sale of discontinued operations                              -                                     -
                                                           -----------                           -----------

NET (LOSS)                                                 $  (737,318)                          $  (610,281)
                                                           ===========                           ===========

Preferred stock dividends                                            -          (127,037)          (127,037)

NET (LOSS) ATTRIBUTABLE TO COMMON
SHAREHOLDERS                                               $  (737,318)                          $  (737,318)
                                                           ===========                           ===========
Basic and diluted earnings per share                           $ (0.08)                              $ (0.08)
                                                               =======                               =======
Continuing operations                                          $ (0.03)             $0.02             $(0.01)
Discontinued operations                                          (0.05)                                (0.05)


Weighted average shares outstanding                          9,689,282                             9,689,282
                                                             =========                             =========




SUPPLEMENTAL INFORMATION (Unaudited)


             Independent Auditor's Report on Additional Information
             ------------------------------------------------------

To the Board of Directors and Stockholders of First Chesapeake Financial Corporation

         Our report of our audit of the basic financial statements of First
Chesapeake Financial Corporation for 2002 and 2001 appears on page F-3 hereof.
That audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole, the financial statements for the Company's wholly-owned mortgage banking subsidiary, Collateral One Mortgage
Corporation, at December 31, 2002 and 2001 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audit of the basic financial statements and, accordingly, we express no opinion on it.


/s/Russell Bedford Stefanou Mirchandani LLP
-------------------------------------------
McLean, Virginia
April 14, 2003



             Independent Auditor's Report on Additional Information
             ------------------------------------------------------

To the Board of Directors and Stockholders of First Chesapeake Financial Corporation

         Our report of our audit of the basic financial statements of First
Chesapeake Financial Corporation for 2001 appears on page F-4 hereof. That audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole, the financial statements for the Company's wholly-owned mortgage banking subsidiary, Collateral One Mortgage Corporation, at December 31, 2001 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audit of the basic financial statements and, accordingly, we express no opinion on it.

/s/ Gross Kreger & Passio, L.L.C.
---------------------------------

Philadelphia, Pennsylvania
April 14, 2002


                            COLLATERAL ONE MORTGAGE CORPORATION,
             a wholly-owned subsidiary of First Chesapeake Financial Corporation
                               Balance Sheets at December 31,



        ASSETS                                                   2002                  2001
                                                                 ----                  ----

        Cash and cash equivalents                            $162,602             $ 363,805
        Accounts receivable and advances                    2,007,651             1,447,542
        Mortgage loans held for resale                      1,925,500                   -0-
        Furniture and equipment, net of accumulated
        depreciation                                           53,175                78,596
        Goodwill                                                    -               564,316
        Note receivable - disposition of operations           570,000                     -
        Investment - marketable securities                    257,800                     -
        Other assets                                           35,579                34,980
                                                           ----------            ----------

        Total assets                                       $5,012,307            $2,489,239
                                                           ==========            ==========


         LIABILITIES

        Accounts payable                                      100,628               243,224
        Accrued expenses                                      507,195               458,030
        Warehouse notes payable - bank                      1,925,500                     -
        Note payable to bank secured by equipment                   -                22,117
        Other liabilities                                           -                19,583
                                                           ----------            ----------

        Total liabilities                                   2,533,323               742,954
                                                           ----------            ----------


         STOCKHOLDERS' EQUITY

        Common stock                                          507,801               507,801
        Retained earnings                                   1,971,183             1,238,484
                                                           ----------            ----------

        Total stockholders' equity                          2,478,984             1,746,285
                                                           ----------            ----------

        Total liabilities and stockholders' equity         $5,012,307            $2,489,239
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




                                                                                    2002              2001
                                                                                    ----              ----
        REVENUES
        Operating revenues                                                    $5,196,941       $ 5,189,530
        Interest and other income                                                 95,111            67,100
                                                                              ----------       -----------

                 Total revenues                                               $5,292,052       $ 5,256,630

        OPERATING EXPENSES
        Compensation and employee benefits                                     3,520,733         3,323,370
        Professional fees                                                          8,243            13,624
        Occupancy                                                                234,481           301,074
        Depreciation and amortization                                             20,182            19,438
        Other selling, general, and administrative expenses                    1,070,247           932,708
                                                                              ----------       -----------

                 Total operating expenses                                      4,853,886         4,590,214
                                                                              ----------       -----------

        Profit from continuing operations, before income taxes
        and discontinued operations                                              438,166           666,416
        Income (taxes) benefit                                                         -                 -
                                                                              ----------       -----------
        Profit from continuing operations, before discontinued
        operations                                                               438,166           666,416
        Loss from discontinued operations                                       (40,578)         (471,611)
        Gain on sale of discontinued operations                                  335,111                 -
                                                                              ----------       -----------

                 Net income                                                   $  732,699       $   194,805
                                                                              ==========       ===========


                  Reference the preceding Independent Auditor's Report on Additional Information




                      COLLATERAL ONE MORTGAGE CORPORATION,
       a wholly-owned subsidiary of First Chesapeake Financial Corporation
 Statement of Shareholders' Equity for the years ended December 31, 2002 and 2001


                                                                      Total
                                     Capital         Retained      stockholders'
                                      Stock          earnings         equity
                                      -----          --------         ------

Balance at December 31, 2000         $       1      $ 1,043,679     $ 1,043,680

Paid-in capital contribution           507,800                -         507,800
Net income for the year
                                     ---------      -----------     -----------
                                             -          194,805         194,805

Balance at December 31, 2001         $ 507,801      $ 1,238,484     $ 1,746,285
                                     =========      ===========     ===========

Net income for the year                      -          732,699         732,699
                                     ---------      -----------     -----------

Balance at December 31, 2002         $ 507,801      $ 1,971,183     $ 2,478,984
                                     =========      ===========     ===========


 Reference the preceding Independent Auditor's Report on Additional Information