Form 10QSB
period 2003-03-31
FIRST CHESAPEAKE FINANCIAL CORP
filed 2003-05-15
CIK 899164

Form 10-QSB for FIRST CHESAPEAKE FINANCIAL CORP filed on May 15, 2003



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock of registrant outstanding as of March 31, 2003 was 9,999,858 shares.

                                TABLE OF CONTENTS

                                                                            Page
PART I.   CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements                          3

         Condensed Consolidated Balance Sheets -March 31, 2003
         and December 31, 2002                                                3

         Unaudited Condensed Consolidated Statements of Operations -
         three months ended March 31, 2003 and  March 31, 2002                4

         Unaudited Condensed Consolidated Statements of Cash Flows -
         three months ended March 31, 2003 and March 31, 2002                 5

         Notes to Unaudited Condensed Consolidated Financial Statements       6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            7

Item 3.  Controls and Procedures                                              8

PART II.  OTHER INFORMATION                                                   9

Item 1.    Legal Proceedings                                                  9

Item 2.  Changes in Securities and Use of Proceeds                            9

Item 3.   Defaults Upon Senior Securities                                     9

Item 4.  Submission of Matters to a Vote of Security Holders                  9

Item 5.   Other Information                                                   9

Item 6.   Exhibits and Reports on Form 8-K                                    9

SIGNATURES                                                                   10

CERTIFICATIONS                                                               11

PART I.

ITEM 1.           FINANCIAL STATEMENTS

The following unaudited Condensed Consolidated Financial Statements as of March
31, 2003 and for the three months ended March 31, 2003 and March 31, 2002 have been prepared by First Chesapeake Financial Corporation and Subsidiaries, a Virginia corporation. The Condensed Consolidated Financial Statements as of
December 31, 2002 are audited.

             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   March 31,       December 31,
                                                                                     2003              2002
                                                                                     ----              ----
ASSETS                                                                            (Unaudited)
Cash and cash equivalents                                                        $   145,001       $   162,990
Accounts receivable, net of allowance of $0 for 2003 and 2002                        323,579           228,705
Mortgage loans held for resale                                                     1,476,376         2,022,976
Furniture and equipment, net of accumulated depreciation                              47,618            53,175
Goodwill                                                                           2,134,758         2,134,758
Other assets                                                                         910,776           925,327
                                                                                 -----------       -----------

Total assets                                                                     $ 5,038,108       $ 5,527,931
                                                                                 ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Note payable to bank                                                             $ 1,292,845       $ 1,309,845
Warehouse note payable - bank                                                      1,504,585         2,051,185
Note payable - other                                                                  28,801            33,801
Accounts payable                                                                     298,962           343,318
Accrued expenses                                                                     645,471           585,195
Term note payable - bank                                                               7,720            11,220
Dividends payable                                                                    105,875            82,125
Due to officers                                                                      599,536           522,872
Liabilities of discontinued operations                                               305,707           320,979
                                                                                 -----------       -----------

Total liabilities                                                                  4,789,502         5,260,540

Commitments and contingencies                                                              -                 -

STOCKHOLDERS' EQUITY
Convertible preferred stock; no par value; $1 stated value per share;
     5,000,000 shares authorized; 1,620,856 and 1,602,800 issued and
     outstanding in 2003 and 2002, respectively                                    1,620,856         1,602,800
Common stock; no par value; 20,000,000 shares authorized; 9,999,858
     issued and outstanding in 2003 and 2002                                      14,091,396        14,091,396
Less: Treasury stock, 500,000 shares, at cost                                       (257,800)         (257,800)
Accumulated deficit                                                              (15,205,846)      (15,169,005)
                                                                                 -----------       -----------

Total stockholders' equity                                                       $   248,606       $   267,391
                                                                                 -----------       -----------

Total liabilities and stockholders' equity                                       $ 5,038,108       $ 5,527,931
                                                                                 ===========       ===========


         See accompanying notes to unaudited condensed consolidated financial statements




                    FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Unaudited)


                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                        2003              2002
                                                                        ----              ----
REVENUES
Sales                                                            $ 1,894,471       $ 1,182,000
Interest and other income                                             44,450            45,000
                                                                 -----------       -----------

         Total revenues                                          $ 1,938,921       $ 1,227,000

OPERATING EXPENSES
Compensation and employee benefits                                 1,376,964           792,000
Professional fees                                                      7,313            54,000
Occupancy                                                             88,457            70,000
Depreciation and amortization                                          5,557            58,000
Interest expense                                                      39,876            36,000
Other selling, general and administrative expenses                   407,507           365,000
                                                                 -----------       -----------

          Total operating expenses                                 1,925,674         1,375,000
                                                                 -----------       -----------

Profit (loss) from operations                                       $ 13,247       $  (148,000)

Income (taxes) benefit                                                     -                 -

NET PROFIT (LOSS)                                                   $ 13,247       $  (148,000)

Preferred stock dividends                                            (50,087)          (49,000)

NET (LOSS) ATTRIBUTABLE
TO COMMON SHAREHOLDERS                                           $   (36,840)      $  (197,000)
                                                                 ===========       ===========

Basic and diluted loss per share                                 $     (0.00)      $     (0.02)
                                                                 ===========       ===========

Weighted average shares outstanding                                9,999,858         9,978,627
                                                                 ===========       ===========



        See accompanying notes to unaudited condensed consolidated financial statements


                             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                                Three Months Ended March 31,
                                                                                          2003              2002
                                                                                          ----              ----
OPERATING ACTIVITIES
Net loss                                                                               (36,840)         (197,000)
Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation                                                                      5,557             8,000
       Amortization of goodwill                                                              -            50,000
(Increase) in accounts receivable                                                      (94,874)          (13,000)
Decrease (increase) in other assets                                                     14,550            (9,000)
(Decrease) increase in trade accounts payable                                          (44,356)           49,000
Increase (decrease) in accrued expenses                                                 60,276          (143,000)
Increase in due to officers                                                             76,664            55,000
 (Decrease) in liabilities of discontinued subsidiaries                                (15,272)                -
                                                                                      --------          --------

Net cash used in operating activities                                                  (34,295)         (200,000)
                                                                                      --------          --------

INVESTING ACTIVITIES
Decrease in mortgage loans held for resale                                             546,600                 -
(Repayment) of bank warehouse loans                                                   (546,600)                -
                                                                                      --------          --------

Net cash provided by (used in) investing activities                                          -                 -
                                                                                      --------          --------

FINANCING ACTIVITIES
Repayment of note payable - bank                                                       (17,000)                -
Repayment of equipment note                                                             (3,500)           (3,000)
Repayment of other notes payable                                                        (5,000)                -
Proceeds from issuance of common stock                                                       -            50,000
Proceeds from issuance of Series B Preferred Stock                                      18,056            13,000
Increase in preferred stock dividends payable                                           23,750            17,000
                                                                                      --------          --------

Net cash provided by financing activities                                               16,306            77,000
                                                                                      --------          --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              (17,988)         (123,000)

Cash and cash equivalents at beginning of period                                       162,990           375,000
                                                                                      --------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             145,001           252,000
                                                                                      ========          ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Cash paid during the period for interest                                           $23,202           $19,000
    Cash paid during the period for income taxes                                             -                 -


                 See accompanying notes to unaudited condensed consolidated financial statements

             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

General
-------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2002 financial statements and footnotes thereto included in the Company's Annual Report on SEC Form 10-KSB for the years ended December 31, 2002 and 2001.

Business and Basis of Presentation
----------------------------------

First Chesapeake Financial Corporation (the "Company") was incorporated in the Commonwealth of Virginia on May 18, 1992. The Company is a provider of financial services in the mortgage banking segment. The Company's business strategy is to create a national retail and wholesale mortgage banking business. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Collateral One Mortgage Corporation ("Collateral One"). All material intercompany transactions and accounts have been eliminated in consolidation.

Reclassification
----------------

Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year. These reclassifications had no effect on reported losses.

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and for the quarter ended March 31, 2003. The Company did not issue any additional stock-based employee compensation awards during the quarter ended March 31, 2003.


NOTE 2.  NOTES PAYABLE

Notes payable at March 31, 2003 and December 31, 2002 consists of the following:
                                                                                         March 31,    December 31,
                                                                                              2003            2002
                                                                                              ----            ----
Note payable to bank in monthly installments of principal and interest at the
Bank's prime lending rate plus 2% per annum; due and payable on demand, secured by subsidiary stock, guaranteed by certain officers of the Company, the Chairman
of the Board of Directors, and other individuals                                           $1,292,845      $1,309,845



Term note payable to bank in monthly installments of $1,143, including interest at
9% per annum, due and payable on September 5, 2003, secured by certain equipment,
guaranteed by the Company as well as by an officer of the Company                               7,720          11,220
Series of advances from an individual, accrues interest at 0% per annum, due and
payable on demand, unsecured                                                                   21,908          26,908
Note payable to shareholder, accrues interest at 0% per annum, due and payable on
demand, unsecured                                                                               6,893           6,893
                                                                                           ----------     -----------
                                                                                           $1,329,366     $ 1,354,866
                                                                                           ==========     ===========

NOTE 3. Stockholders' Equity

The Company is authorized to issue 20,000,000 shares of common stock with no par value per share and 5,000,000 shares of preferred stock with no par value per share. As of March 31, 2003 and December 31, 2002, the Company has issued and outstanding 9,999,858 shares of common stock. As of March 31, 2003 and December 31, 2002, the Company has issued and outstanding 1,620,856 and 1,602,800 shares of preferred stock outstanding, respectively.

In March 2002, the Company sold 63,694 shares of common stock to an investor for $50,000 in cash.

In the first quarter of 2003, the Company also issued 18,056 shares of Preferred Stock in exchange for deferral of $18,056 of dividends from certain current preferred stockholders.

NOTE 4. COMMITMENTS AND CONTINGENCIES

Leases
------

In February 2003, the Company entered into a new noncancellable lease for office space for a term of sixty months from the commencement date of March 1, 2003. Future minimum lease payments under this noncancellable lease is $2,647 per month.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations
        -------------


Financial Condition

Total assets of the Company decreased from $5,527,931 at December 31, 2002 to $5,038,108 at March 31, 2003, a decrease of approximately $490,000. This decrease was primarily due to a $546,000 decrease in mortgage loans held for resale.

Liabilities decreased from $5,260,540 at December 31, 2002 to $4,789,502 at March 31, 2003 primarily as a result of a corresponding decrease in warehouse note payable to bank.

Stockholders' equity decreased by approximately $18,000 from $267,391 at December 31, 2002 to $248,606 at March 31, 2003, resulting from the $36,840 net loss partially offset by an $18,056 increase in issuance of preferred stock. At March 31, 2003, the Company had liquid assets of $1,945,000 and current liabilities of $3,885,000.

Results of Operations

Comparison Of The Three Months Ended March 31, 2003 To The Three Months Ended
-----------------------------------------------------------------------------
March 31, 2002
--------------

Current Year Performance and Earnings Outlook

The Company incurred a net profit of $13,000 for the three months ended March 31, 2003 as compared to a net loss of $148,000 for the same period in 2002. This improvement is a result of improved operating results by the Company's mortgage banking subsidiary and elimination of $48,000 of goodwill expense as a result of adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142).

As discussed more fully in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, the Company is implementing its strategic plan of developing a retail and wholesale mortgage banking operation through acquisition and internal growth as a step toward developing a vertically integrated financial services company that can provide mortgage origination, homeowner's insurance, title insurance and home warranties, among other financial services. However, there are no assurances that the Company will be able to successfully implement all aspects of its strategic plan.

Liquidity and Capital Resources

The Company's primary liquidity requirements have been the establishment, funding and expansion of its mortgage banking operations, including recent acquisitions and internal growth.

As described in Notes 2 and 3 above, the Company has raised both debt and equity capital in recent periods. The Company is seeking additional capital infusion to fund its operations and expansion. While the Company believes it can attract the necessary capital to provide the liquidity necessary to pursue new business opportunities, no assurance can be given that it will in fact be able to do so.

The Company funds its mortgage banking activities in part through warehouse lines of credit, and its ability to continue to originate and wholesale residential mortgages is dependent upon continued access to capital on acceptable terms. Borrowings under these lines are repaid with the proceeds received by the Company from the sale of the loans to institutional investors. The Company's committed warehouse lines at March 31, 2003 allowed the Company to borrow up to $4 million. The warehouse lines expire within the next twelve months, but are generally renewable, however, no assurances are given that the Company can renew its warehouse lines or that such renewals can be made on equal or more favorable terms to the Company. The Company sells its originated and purchased loans, including all servicing rights, for cash to institutional investors, usually on a non-recourse basis, with proceeds applied to reduce corresponding warehouse lines outstanding.

Cash and cash equivalents at March 31, 2003 amounted to $145,000 as compared to $163,000 at December 31, 2002, or a decrease of $18,000.

During the first three months of 2003, the Company's operating activities utilized $34,000 as compared to utilizing $200,000 in the same period in 2002.

The cash utilized by operating activities in the first three months of 2003 resulted from the Company's $37,000 net loss attributable to common shareholders for the period, a $95,000 increase in accounts receivable, and a $44,000 decrease in accounts payable, partially offset by increases in accrued expenses and amounts due officers of $60,000 and $77,000, respectively. The cash utilized by operating activities in the first three months of 2002 resulted from the Company's $197,000 net loss for the period and decrease in accrued expenses of $143,000, partially offset by adjustment for non-cash expenses of depreciation and amortization and a $55,000 increase in amounts due officers.

No investing activities occurred in the first three months of either period.

Financing activities provided $16,000 of capital in the first three months of 2003 primarily through the issuance of $18,000 of preferred stock in lieu of payment of dividends and an increase in preferred stock dividends payable of $23,000, partially offset by reduction in other debt of $26,000. During the comparable period of 2002, financing activities provided $77,000 of capital in the first three months of 2002 primarily through the sale of $13,000 of preferred stock and $50,000 of common stock.

As of March 31, 2003, the Company had cash and cash equivalents of $145,000. The Company is seeking additional capital infusion to fund its operations, reduce its bank debt, and implement its expansion plans. While the Company believes it can attract the necessary capital to provide the liquidity necessary to pursue new business opportunities, no assurance can be given that it will in fact be able to do so.

INFLATION
---------

In the opinion of management, inflation has not had a material effect on the operations of the Company.

RISK FACTORS AND CAUTIONARY STATEMENTS
--------------------------------------

This report contains forward-looking statements such as those relating to the Company's current plans for improving liquidity and its future acquisition plans and others. Other forward-looking statements are indicated by the use of such terms as "anticipates", "intends", "expects", and similar phrases. Such forward-looking statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company to provide for its debt obligations and to provide for working capital needs from operating revenue, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the U.S. Securities and Exchange Commission.

(b) Changes in Internal Controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Litigation
----------

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

                  (a) Exhibits
                                    No.     Description
                                    ---     -----------

                                     99.1   Certification of Mark Mendelson
                                            Pursuant to Section 906 of the
                                            Sarbanes-Oxley Act of 2002 (filed
                                            herewith).

                                     99.2   Certification of Bill Everslage
                                            Pursuant to Section 906 of the
                                            Sarbanes-Oxley Act of 2002 (filed
                                            herewith).

                                     99.3   Certification of Mark E. Glatz
                                            Pursuant to Section 906 of the
                                            Sarbanes-Oxley Act of 2002 (filed
                                            herewith).

                  (b) Reports on Form 8-K filed during the three months ended March 31, 2003.
                                      None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

FIRST CHESAPEAKE FINANCIAL CORPORATION, Registrant

Date: May 15, 2003                  By: /s/ Mark Mendelson
                                    -----------------------------
                                    Mark Mendelson, Chief Executive Officer

                                    By: /s/ Bill Everslage
                                    -----------------------------
                                    Bill Everslage, President

                                    By: /s/ Mark E. Glatz
                                    -----------------------------
                                    Mark E. Glatz, Chief Financial Officer

 CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mark Mendelson, Chief Executive Officer and Chairman of First Chesapeake Financial Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of First Chesapeake Financial Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.


/s/ Mark Mendelson
---------------------------------------
Mark Mendelson
Chief Executive Officer and Chairman
Dated: May 15, 2003

 CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bill Everslage, President of First Chesapeake Financial Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of First Chesapeake Financial Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.


/s/ Bill Everslage
-----------------------------------------------
Bill Everslage
President
Dated: May 15, 2003

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mark E. Glatz, Chief Financial Officer of First Chesapeake Financial Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of First Chesapeake Financial Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.


/s/ Mark E. Glatz
-----------------------------------------------
Mark E. Glatz
Chief Financial Officer
Dated: May 15, 2003