Form 10QSB
period 2003-06-30
FIRST CHESAPEAKE FINANCIAL CORP
filed 2003-08-14
CIK 899164

Form 10-QSB for FIRST CHESAPEAKE FINANCIAL CORP filed on August 13, 2003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

Commission File Number 0-21912

First Chesapeake Financial Corporation

(Exact name of registrant as specified in its charter)

Virginia		54-1624428
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

999 Yamato Road; Suite 100 Boca Raton, FL 33431
(Address of principal executive offices)
(Zip code)

(561) 862-0134
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☒        No    ☐

The number of shares of common stock of registrant outstanding as of June 30, 2003 was 9,999,858 shares.

PART I.

ITEM 1.    FINANCIAL STATEMENTS

The following unaudited Condensed Consolidated Financial Statements as of June 30, 2003 and for the six months and three months ended June 30, 2003 and June 30, 2002 have been prepared by First Chesapeake Financial Corporation and Subsidiaries, a Virginia corporation. The Condensed Consolidated Financial Statements as of December 31, 2002 are audited.

FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002
	(Unaudited)	(Audited)

ASSETS
Cash and cash equivalents	$42,690	$162,990
Accounts receivable, net of allowance of $0 for 2003 and 2002	429,117	228,705
Mortgage loans held for resale	3,330,076	2,022,976
Furniture and equipment, net of accumulated depreciation	52,362	53,175
Goodwill	2,134,758	2,134,758
Other assets	452,309	925,327

Total assets	$6,441,312	$5,527,931

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Note payable to bank	$1,272,635	$1,309,845
Warehouse note payable—bank	3,358,285	2,051,185
Note payable—other	21,525	33,801
Accounts payable	276,661	343,318
Accrued expenses	710,688	585,195
Term note payable—bank	4,660	11,220
Dividends payable	120,761	82,125
Deposits	125,000	-0-
Due to officers	631,417	522,872
Liabilities of discontinued operations	281,410	320,979

Total liabilities	6,803,042	5,260,540

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY
Convertible preferred stock; no par value; $1 stated value per share; 5,000,000 shares authorized; 1,639,477 and 1,602,800 shares issued and outstanding at June 30, 2003 and December 31 2002, respectively	1,639,477	1,602,800
Common stock; no par value; 20,000,000 shares authorized; 9,999,858 shares issued and outstanding at June 30, 2003 and December 31, 2002	14,091,396	14,091,396
Less: Treasury stock, 500,000 shares, at cost	(257,800)	(257,800)
Accumulated deficit	(15,834,803)	(15,169,005)

Total stockholders’ equity	$(361,730)	$267,391

Total liabilities and stockholders’ equity	$6,441,312	$5,527,931

See accompanying notes to unaudited condensed consolidated financial statements

FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

REVENUES
Sales	$1,975,879	$1,117,000	$3,870,350	$2,299,000
Interest and other income	25,550	57,000	70,000	102,000

Total revenues	2,001,429	1,174,000	3,940,350	2,401,000

OPERATING EXPENSES
Compensation and employee benefits	1,464,213	824,000	2,841,177	1,616,000
Professional fees	22,250	5,000	29,563	59,000
Occupancy	102,880	57,000	191,337	127,000
Depreciation and amortization	5,557	49,000	11,114	107,000
Non recurring item impairment	537,750	-0-	537,750	-0-
Interest expense	44,706	38,128	84,582	74,263
Other selling, general and administrative expenses	402,379	289,000	809,886	654,000

Total operating expenses	2,579,735	1,262,128	4,505,409	2,637,263

Profit (loss) from operations	(578,306)	(88,128)	565,059	(236,263)
Loss from discontinued operations	-0-	(39,000)	-0-	(39,000)
Gain on sale of discontinued operations	-0-	335,000	-0-	335,000
Income (taxes) benefit	-0-	-0-	-0-	-0-

NET PROFIT (LOSS)	(578,386)	207,872	(565,059)	59,737
Preferred stock dividends	50,652	46,872	100,739	95,737

NET PROFIT/(LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(628,958)	$161,000	$(665,798)	$(36,000)

Basic and diluted profit/(loss) per share	$(0.01)	$0.02	$(0.01)	$(0.00)

Weighted average shares outstanding	9,999,858	9,999,858	9,999,858	9,978,627

See accompanying notes to unaudited condensed consolidated financial statements

FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2003	2002

OPERATING ACTIVITIES
Net loss	$(665,798)	$(36,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,114	14,000
Amortization of goodwill	-0-	93,000
Gain on sale of discontinued operations	-0-	(335,000)
(Increase) decrease in accounts receivable	(200,412)	7,000
Decrease (increase) in other assets	548,018	(5,000)
Decrease in trade accounts payable	(66,657)	(52,000)
Increase (decrease) in accrued expenses	125,493	(141,000)
Increase in due to officers	108,545	123,000
(Decrease) increase in liabilities of discontinued subsidiaries	(39,569)	132,000

Net cash used in operating activities	(179,266)	(200,000)

INVESTING ACTIVITIES
(Purchase) disposition of fixed assets	(10,301)	10,000
Decrease in mortgage loans held for resale	1,307,100	—
Repayment of bank warehouse loans	(1,307,100)	—

Net cash (used in) provided by investing activities	(10,301)	10,000

FINANCING ACTIVITIES
Repayment of note payable—bank	(37,210)	(254,000)
Repayment of equipment note	(6,560)
Increase (repayment) of other notes payable, net	37,724	(4,000)
Proceeds from issuance of common stock	-0-	50,000
Proceeds from issuance of Series B Preferred Stock	36,677	13,000
Increase in preferred stock dividends payable	38,636	38,000

Net cash provided by (used in) financing activities	69,267	(157,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(120,300)	(347,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$162,990	$375,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$42,690	$28,000

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the period for interest	$42,643	$73,000
Cash paid during the period for income taxes	—	—
Preferred stock issued in lieu of dividends	$36,677	—

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six months and three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2002 financial statements and footnotes thereto included in the Company’s Annual Report on SEC Form 10-KSB for the years ended December 31, 2002 and 2001.

Business and Basis of Presentation

First Chesapeake Financial Corporation (the “Company”) was incorporated in the Commonwealth of Virginia on May 18, 1992. The Company is a provider of financial services in the mortgage banking segment. The Company’s business strategy is to create a national retail and wholesale mortgage banking business. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Collateral One Mortgage Corporation (“Collateral One”). All material intercompany transactions and accounts have been eliminated in consolidation.

Reclassification

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year. These reclassifications had no effect on reported losses.

Recent Accounting Pronouncements

In April 2003, the FASB issued statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not currently have any derivative instruments, nor does the Company currently participate in hedging activities. Therefore, the Company’s adoption of SFAS No. 149, as required, is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company will adopt SFAS No. 150 in its interim reporting as of the fourth quarter of 2003, and adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE	2. STOCK BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and for the quarter ended June 30, 2003.

In the second quarter of 2003, a total of 44,500 1999 ISO Plan options at an exercise price of $0.25 were granted to certain managers and employees of the Company. In the second quarter of 2003, a total of 37,000 1999 ISO Plan options were cancelled in accordance with the Plan as the holders of those options were no longer employees of the Company.

Per Statement of Financial Accounting Standards (“SFAS”) Nos. 123 and 148, the pro forma net income (loss) and net income (loss) per common share has been determined as if compensation costs had been determined based on the fair value of the options granted and then recognized ratably over the vesting period. The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model. Had compensation cost for the Company’s stock-based compensation plan been determined under the fair value methodology for determining compensation cost under SFAS No. 123, the Company’s net income (loss) and income (loss) per share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income (loss) as reported	$(628,958)	$161,000	$(665,798)	$(36,000)
Deduct: Total stock-based compensation expenses determined under fair value based method for all awards net of related tax effects	301	—	997	1,373

Pro forma	$(628,958)	$161,000	$(665,798)	$(37,373)
Net income (loss) per common share:
As reported	$(0.01)	$0.02	$(0.01)	$(0.00)
Pro forma	$(0.01)	$0.02	$(0.01)	$(0.00)
Fully diluted net income (loss) per common share:
As reported	$(0.01)	$0.02	$(0.01)	$(0.00)
Pro forma	$(0.01)	$0.02	$(0.01)	$(0.00)

NOTE 3.    NOTES PAYABLE

Notes payable at June 30, 2003 and December 31, 2002 consists of the following:

	June 30, 2003	December 31, 2002

Note payable to bank in monthly installments of principal and interest at the Bank’s prime lending rate plus 2% per annum; due and payable on demand, secured by subsidiary stock, guaranteed by certain officers of the Company, the Chairman of the Board of Directors, and other individuals	$1,272,635	$1,309,845
Term note payable to bank in monthly installments of $1,143, including interest at 9% per annum, due and payable on September 5, 2003, secured by certain equipment, guaranteed by the Company as well as by an officer of the Company	4,660	11,220
Series of advances from an individual, accrues interest at 0% per annum, due and payable on demand, unsecured	14,632	26,908
Note payable to shareholder, accrues interest at 0% per annum, due and payable on demand, unsecured	6,893	6,893

	$1,298,820	$1,354,866

NOTE 4.    STOCKHOLDERS’ EQUITY

The Company is authorized to issue 20,000,000 shares of common stock with no par value per share and 5,000,000 shares of preferred stock with $1.00 stated value per share. As of June 30, 2003 and December 31, 2002, the Company has issued and outstanding 9,999,858 shares of common stock. As of June 30, 2003 and December 31, 2002, the Company has issued and outstanding 1,639,477 and 1,602,800 shares of preferred stock outstanding, respectively. In the first six months of 2003, the Company issued 36,677 shares of Preferred Stock in exchange for deferral of $36,677 of dividends from certain current preferred stockholders.

NOTE 5.    COMMITMENTS AND CONTINGENCIES

Leases

In April 2003, the Company entered into a new noncancellable lease for office space for a term of 36 months from the commencement date of May 1, 2003. Future minimum lease payments under this noncancellable lease is $5,183 per month.

NOTE 6.    IMPAIRMENT CHARGE

In accordance with FAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets Standards of Financial Accounting and Reporting, the Company reviewed the recoverability of the $537,750 long term note receivable. As a result of the debtor’s significant adverse financial difficulties, the Company’s management estimated the carrying value of the note receivable exceeded its fair value at June 30, 2003.

As a result of this review, the Company determined the note receivable was impaired and has written off the balance in its entirety. The Company has included the impairment cost of $537,750 as charge to operations during the quarter ended June 30, 2003.

NOTE 7.    SUBSEQUENT EVENTS

On July 30, 2003, the Company announced a change of control transaction including the sale of 10,000,000 newly issued shares of common stock to an investor group for an aggregate purchase price of $300,000, the sale of 3,674,709 shares of common stock under a private transaction involving certain officers and directors of the Company and the investor group, the forgiveness of $631,417 of amounts due officers by the Company, the repricing of 2,030,000 stock options, and the abandonment of 453,000 stock options. Under the terms of an escrow arrangement for the transaction, the investor group is required to obtain by October 30, 2003 the release of certain personal guaranties and liens that were granted by certain shareholders of the Company in connection with the $1,272,000 bank loan. Once all conditions to the transaction are met, the investor group will own 68% of the outstanding shares of the Company’s common stock, or 58% on a fully-diluted basis, and the investor group’s nominees will constitute a majority of the Company’s Board of Directors.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets of the Company increased from $5,527,931 at December 31, 2002 to $6,979,062 at June 30, 2003, an increase of approximately $1,451,000. This increase was primarily due to an approximate $1,307,000 increase in mortgage loans held for resale.

Liabilities increased from $5,260,540 at December 31, 2002 to $6,803,042 at June 30, 2003 primarily as a result of a corresponding increase in warehouse note payable to bank.

Stockholders’ equity decreased by approximately $91,000 from $267,391 at December 31, 2002 to $176,020 at June 30, 2003, resulting from the $128,048 net loss partially offset by a $36,677 increase in preferred stock. At June 30, 2003, the Company had liquid assets of $3,801,883 and current liabilities of $4,741,780.

Results of Operations

Comparison of the Six Months Ended June 30, 2003 to the Six Months Ended June 30, 2002

Current Year Performance and Earnings Outlook

The Company incurred a net loss from operations of $27,309 for the six months ended June 30, 2003 as compared to a net loss from operations of $236,263 for the same period in 2002. This improvement is a result of improved operating results by the Company’s mortgage banking subsidiary and elimination of $93,000 of goodwill expense as a result of adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142).

The Company incurred a net loss attributable to common shareholders of $628,958 for the six months ended June 30, 2003 as compared to a net loss attributable to common shareholders of $36,000 for the same period in 2002. The 2002 results were impacted by a non-recurring gain on sale of discontinued operations of $335,000 during that period. In accordance with FAS No. 144 Accounting for the impairment or Disposal of Long-Lived Assets Standards of Financial Accounting and Reporting the Company reviewed the recoverability of the $537,760 long term note receivable. As a result of the debtor’s significant adverse financial difficulties, the Company’s management estimated the carrying value of the note receivable exceeded its fair value at June 30, 2003.

As a result of this review, the Company determined the note receivable was impaired and has written off the balance in its entirely. The Company has included the impairment cost of $537,750 as charge to operations during the six months ended June 30, 2003.

Comparison Of The Three Months Ended June 30, 2003 To The Three Months Ended June 30, 2002

Current Year Performance and Earnings Outlook

The Company incurred a net loss from operations of $40,556 for the three months ended June 30, 2003 as compared to a net loss from operations of $88,128 for the same period in 2002. This improvement arises from the elimination of $47,000 of goodwill expense as a result of adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142).

The Company incurred a net loss attributable to common shareholders of $91,208 for the three months ended June 30, 2003 as compared to a net profit attributable to common shareholders of $161,000 for the same period in 2002. The 2002 results were impacted by a non-recurring gain on sale of discontinued operations of $335,000 during that period.

As discussed more fully in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, the Company is implementing its strategic plan of developing a retail and wholesale mortgage banking operation through acquisition and internal growth as a step toward developing a vertically integrated financial services company that can provide mortgage origination, homeowner’s insurance, title insurance and home warranties, among other financial services. However, there are no assurances that the Company will be able to successfully implement all aspects of its strategic plan.

In accordance with FAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets Standards of Financial Accounting and Reporting the Company reviewed the recoverability of the $537,750 long term note receivable. As a result of the debtor’s significant adverse financial difficulties, the Company’s management estimated the carrying value of the note receivable exceeded its fair value at June 30, 2003.

As a result of this review, the Company determined the note receivable was impaired and has written off the balance in its entirely. The Company has included the impairment cost of $537,750 as charge to operations during the six months ended June 30, 2003.

Liquidity and Capital Resources

The Company’s primary liquidity requirements have been the establishment, funding and expansion of its mortgage banking operations, including recent acquisitions and internal growth.

As described in Notes 3 and 4 above, the Company has raised both debt and equity capital in recent periods. The Company is seeking additional capital infusion to fund its operations and expansion. While the Company believes it can attract the necessary capital to provide the liquidity necessary to pursue new business opportunities, no assurance can be given that it will in fact be able to do so.

The Company funds its mortgage banking activities in part through warehouse lines of credit, and its ability to continue to originate and wholesale residential mortgages is dependent upon continued access to capital on acceptable terms. Borrowings under these lines are repaid with the proceeds received by the Company from the sale of the loans to institutional investors. The Company’s committed warehouse lines at June 30, 2003 allowed the Company to borrow up to $6 million. The warehouse lines expire within the next twelve months, but are generally renewable, however, no assurances are given that the Company can renew its warehouse lines or that such renewals can be made on equal or more favorable terms to the Company. The Company sells its originated and purchased loans, including all servicing rights, for cash to institutional investors, usually on a non-recourse basis, with proceeds applied to reduce corresponding warehouse lines outstanding.

Cash and cash equivalents at June 30, 2003 amounted to $42,690 as compared to $162,990 at December 31, 2002, or a decrease of $120,300.

During the first six months of 2003, the Company’s operating activities utilized $179,266 as compared to utilizing $200,000 in the same period in 2002. The cash utilized by operating activities in the first six months of 2003 resulted from the Company’s $128,048 net loss attributable to common shareholders for the period, a $200,412 increase in accounts receivable, and a $66,657 decrease in accounts payable, partially offset by increases in accrued expenses and amounts due officers of $125,493 and $108,545, respectively.

Investing activities utilized $10,301 and provided $10,000 during the first six months of 2003 and 2002, respectively, through the purchase and sale of fixed assets, respectively.

Financing activities provided $69,267 of capital in the first six months of 2003 primarily through the issuance of $36,677 of preferred stock in lieu of payment of dividends, an increase in other notes payable (net) of $37,724, and an increase in preferred stock dividends payable of $38,636, partially offset by reduction in other debt of $43,770. During the comparable period of 2002, financing activities absorbed $157,000 of capital in the first six months of 2002, as increases in common stock, preferred stock, and dividends payable of $50,000, $13,000 and $38,000, respectively, were more than offset by the repayment of $254,000 of notes payable to banks.

As of June 30, 2003, the Company had cash and cash equivalents of $42,690. The Company is seeking additional capital infusion to fund its operations, reduce its bank debt, and implement its expansion plans. While the Company believes it can attract the necessary capital to provide the liquidity necessary to pursue new business opportunities, no assurance can be given that it will in fact be able to do so.

INFLATION

In the opinion of management, inflation has not had a material effect on the operations of the Company.

RISK FACTORS AND CAUTIONARY STATEMENTS

This report contains forward-looking statements such as those relating to the Company’s current plans for improving liquidity and its future acquisition plans and others. Other forward-looking statements are indicated by the use of such terms as “anticipates”, “intends”, “expects”, and similar phrases. Such forward-looking statements are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company to provide for its debt obligations and to provide for working capital needs from operating revenue, and other risks detailed in the Company’s periodic report filings with the Securities and Exchange Commission.

ITEM 3. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this Report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the U.S. Securities and Exchange Commission.

(b)	Changes in Internal Controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is subject to other Legal Proceedings and Claims, which have arisen in the ordinary course of its business. Although there may be an adverse decision or settlement in some of these matters, the Company believes that this final disposition of such matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Litigation

Item 2.    Changes in Securities

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits	No.	Description

	31.1	Certification of Kautilya Sharma Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Bill Everslage Pursuant to Section 302 of the Sabanes-Oxley Act of 2002 (filed herewith) to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.3	Certification of Victor Johnson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.1	Certification of Kautilya Sharma Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Bill Everslage Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.3	Certification of Victor Johnson Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b) Reports on Form 8-K filed during the three months ended June 30, 2003.

	4/9/03	Item 8. Change in Certifying Accountant (engagement of Russell Bedford Stefanou Mirchandani LLP)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

FIRST CHESAPEAKE FINANCIAL CORPORATION, Registrant

Date: August 13, 2003	By: /s/ KAUTILYA SHARMA
Kautilya Sharma, Chief Executive Officer

By: /S/ BILL EVERSLAGE
Bill Everslage, President

By: /s/ VICTOR JOHNSON
Victor Johnson, Chief Financial Officer