Form 10QSB
period 2003-09-30
FIRST CHESAPEAKE FINANCIAL CORP
filed 2003-11-21
CIK 899164

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003

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

                                 (561) 862-0134
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock of registrant outstanding as of November 18, 2003 was 16,127,594 shares.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements                           3

         Unaudited Condensed Consolidated Balance Sheets -
            September 30, 2003                                                 3

         Unaudited Condensed Consolidated Statements of Operations -
            three months and nine months ended September 30, 2003 and
            September 30, 2002                                                 4

         Unaudited Condensed Consolidated Statements of Cash Flows -
            three and nine months ended September 30, 2003 and
            September 30, 2002                                                 5

         Notes to Unaudited Condensed Consolidated Financial Statements        6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             9

Item 3.  Controls and Procedures                                              11

PART II.  OTHER INFORMATION                                                   11

Item 1.  Legal Proceedings                                                    11

Item 2.  Changes in Securities and Use of Proceeds                            11

Item 3.  Defaults Upon Senior Securities                                      11

Item 4.  Submission of Matters to a Vote of Security Holders                  12

Item 5.  Other Information                                                    12

Item 6.  Exhibits and Reports on Form 8-K                                     12

SIGNATURE                                                                     13

CERTIFICATIONS                                                                14

PART I.                    FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited Condensed Consolidated Financial Statements as of September 30, 2003 and for the nine months and three months ended September 30, 2003 and September 30, 2002 have been prepared by First Chesapeake Financial Corporation and Subsidiaries, a Virginia corporation. The Condensed Consolidated Financial Statements as of December 31, 2002 are audited.

             FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                 ASSETS
Cash and cash equivalents                                          $    216,042
Accounts receivable, net                                                467,323
Mortgage loans held for resale , net                                  1,085,478
Building, land, furniture and equipment , net                         7,205,851
Goodwill                                                              2,134,758
Other assets, net                                                       981,027
                                                                   -------------
               TOTAL ASSETS                                        $ 12,090,479
                                                                   =============
         LIABILITIES AND STOCKHOLDERS' EQUITY
Note payable to bank                                               $  1,215,791
Note payable - related party                                            277,307
Note payable mortgage to bank                                         3,202,587
Warehouse note payable - bank                                         1,113,687
Note payable - other                                                      7,525
Accounts payable and accrued expenses                                 1,279,133
                                                                   -------------
               TOTAL LIABILITIES                                      7,096,030

STOCKHOLDERS' EQUITY
Convertible preferred stock; no par value                             1,639,477
Preferred Stock - no par value                                        2,000,000
Common stock; no par value                                           16,127,594
Additional Paid In Capital                                            1,523,485
Less: Treasury stock, 500,000 shares, at cost                          (257,800)
Accumulated deficit                                                 (16,038,307)
                                                                   -------------
           TOTAL STOCKHOLDERS' EQUITY
                                                                      4,994,449
                                                                   -------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 12,090,479
                                                                   =============

See accompanying notes to unaudited condensed consolidated financial statements


                              FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                          Three Months Ended               Nine Months Ended
                                                     September 30,   September 30,   September 30,   September 30,
                                                         2003            2002            2003             2002
                                                     -------------   -------------   -------------   -------------
REVENUES:
Sales                                                $  2,529,104    $  1,450,000    $  6,399,454    $  3,749,000
Interest and other income                                   1,189          25,000          71,189         127,000
                                                     -------------   -------------   -------------   -------------

         Total revenues                                 2,530,293       1,475,000       6,479,643       3,876,000

OPERATING EXPENSES:
Compensation and employee benefits                      1,755,508       1,074,000       4,596,685       2,690,000
Professional fees                                         112,297           5,000         141,860          64,000
Occupancy                                                 173,143          57,000         364,480         184,000
Depreciation and amortization                               2,888          49,000          14,002         164,000
Asset Impairment                                                0               0         537,750               0
Interest expense                                           19,365          79,000          94,857         249,000
Other selling, general and administrative expenses        670,596         281,000       1,590,311         924,000
                                                     -------------   -------------   -------------   -------------
          Total operating expenses                      2,733,797       1,545,000       7,339,945       4,275,000
                                                     -------------   -------------   -------------   -------------
Profit (loss) from operations                            (203,504)        (70,000)       (869,302)        399,000
Loss from discontinued operations                               0          36,000               0          (3,000)
Gain on sale of discontinued operations                         0               0               0         335,000
Income (taxes) benefit                                          0               0               0               0
                                                     -------------   -------------   -------------   -------------
NET PROFIT (LOSS)                                    $   (203,504)   $    (34,000)   $   (869,302)   $    (67,000)

Preferred stock dividends                                  50,087          46,464         150,262         139,392
                                                     -------------   -------------   -------------   -------------
NET PROFIT/(LOSS) ATTRIBUTABLE
TO COMMON SHAREHOLDERS                               $   (253,591)   $    (80,464)   $   (869,302)   $   (206,392)
                                                     =============   =============   =============   =============
Basic and diluted profit/(loss) per share            $       (.02)   $      (0.01)   $       (.09)   $      (0.02)
                                                     =============   =============   =============   =============
Weighted average shares outstanding                    14,105,441        9,999,858     11,361,577        9,978,838
                                                     =============   =============   =============   =============

                  See accompanying notes to unaudited condensed consolidated financial statements

                                                        4


                         FIRST CHESAPEAKE FINANCIAL CORPORATION AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)

                                                                            Nine Months Ended September 30,
                                                                                  2003           2002
                                                                              ------------   ------------
OPERATING ACTIVITIES
Net loss                                                                      $  (869,302)   $   (67,000)
Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation                                                                14,002         21,000
       Asset impairment                                                           537,750              0
       Amortization of goodwill                                                         0        143,000
       Gain on sale of discontinued operations                                          0       (332,000)
Decrease (increase) in assets, net                                               (294,318)       (98,000)
(Decrease) increase in liabilities, net                                           211,822        (78,000)
                                                                              ------------   ------------
Net cash used in operating activities                                            (400,046)      (411,000)
INVESTING ACTIVITIES:
(Purchase) disposition of fixed assets, net                                       (96,679)        (6,000)
Decrease in mortgage loans held for resale                                       (937,498)             0
Repayment of bank warehouse loans                                                 937,498              0
                                                                              ------------   ------------
Net cash (used in) provided by investing activities                               (96,679)        (6,000)
FINANCING ACTIVITIES:
Repayment of note payable - bank, net                                             (94,054)      (250,000)
Repayment of equipment note, net                                                        0         (4,000)
Increase (repayment) of other notes payable, net                                  (26,276)        (4,000)
Increase (decrease) in amounts due officers                                        92,800        167,000
Proceeds from issuance of common stock, net                                       300,000         50,000
Proceeds from note payable                                                        277,307
Proceeds from issuance of Series B Preferred Stock                                      0         13,000
Increase in preferred stock dividends payable                                           0         73,000
                                                                              ------------   ------------
Net cash provided by (used in) financing activities                               549,777         45,000
                                                                              ------------   ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                          53,052       (372,000)
Cash and cash equivalents at beginning of PERIOD                                  162,990        375,000
                                                                              ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $   216,042    $     3,000
                                                                              ============   ============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash paid during the period for interest                                  $    94,857    $   142,000
    Cash paid during the period for taxes                                              --             --
    Non - cash transaction - divestiture of subsidiary, net                             0        112,000
    Cash paid during the period for income taxes                                        0              0
    Preferred stock issued in lieu of dividends                                   108,268              0
    Acquisition of real property and improvements                               7,070,000              0
    Issuance of debt in connection with acquisition of real property            3,202,000              0
    Issuance of preferred stock in connection with acquisition of
     real property                                                              2,678,000              0
    Common stock payable in connection with acquisition of real property          800,000              0

             See accompanying notes to unaudited condensed consolidated financial statements

                                                    5

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine months and three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2002 financial statements and footnotes thereto included in the Company's Annual Report on SEC Form 10-KSB for the year ended December 31, 2002.

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

Recent Accounting Pronouncements
--------------------------------

In April 2003, the FASB issued statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003. The Company does not currently have any derivative instruments, nor does the Company currently participate in hedging activities. Therefore, the Company's adoption of SFAS No. 149, as required, is not expected to have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after August 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The Company will adopt SFAS No. 150 in its interim reporting as of the fourth quarter of 2003, and adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 2.  CHANGE IN CONTROL

On July 30, 2003, the Company was recapitalized with the sale of 10,000,000 newly issued shares of the Company's restricted common stock to All American Companies, Inc. ("All American"), a privately-held company for an aggregate purchase price of $300,000. In connection with the transaction, All American acquired 3,674,709 shares of previously issued common stock held by Company officers and Directors, Company officers forgave $ 631,417 of indebtedness, re-priced 2,030,000 stock options, and abandoned 453,000 stock options. The new repriced stock options have an exercise price of $ .10 per share, which is in excess of the weighted average fair value of the Company's common stock at the grant dates. The canceled options had no intrinsic value at the award date and as a result, the Company did not incur a compensation cost in connection with the cancellation of the options. Under the terms of an escrow arrangement for the transaction, the investor group is required to obtain by December 31, 2003, as amended, the release of certain personal guaranties and liens that were granted by certain shareholders of the Company in connection with the $1,272,000 bank loan. As a result of the recapitalization, the control of the Company changed, with the new investor group owning approximately 68% of the outstanding shares of the Company's common stock, or 58% on a fully-diluted basis. In addition, the investor group's nominees will constitute a majority of the Company's Board of Directors.

NOTE 3.  ACQUISITION

In September 2003, the Company's acquired one hundred percent (100%) of the issued and outstanding membership interests in Professional Property Developers, LLC, a West Virginia limited liability company that owns a 27,000-square-foot, multi-tenant commercial building and an additional seven-plus acres of ready-to-be-developed commercial land in Teayes Valley, West Virginia in exchange for $7,020,000.

The consideration for the acquisition comprised of the following:

     Cash paid at closing                                           $   300,000
     Assumption of mortgage; payable in monthly
       installments of interest only banks' prime lending
       rate; secured by deed of trust; due in full in October
       2003 through December 2005                                     3,202,000
     Issuance of newly issued preferred stock, no par value           2,218,000
     Common stock payable                                               800,000
                                                                    ------------
                                                                    $ 7,020,000
                                                                    ============

The cost to acquire the asset has been preliminarily allocated to the assets acquired according to estimated fair values base upon third party appraisals. And is subject to adjustment when additional information concerning asset valuations are finalized.

NOTE 4. STOCK BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and for the quarter ended September 30, 2003.

In the second quarter of 2003, a total of 44,500 1999 ISO Plan options at an exercise price of $0.25 were granted to certain managers and employees of the Company. In the second quarter of 2003, a total of 37,000 1999 ISO Plan options were cancelled in accordance with the Plan as the holders of those options were no longer employees of the Company.

Per Statement of Financial Accounting Standards ("SFAS") Nos. 123 and 148, the pro forma net income (loss) and net income (loss) per common share has been determined as if compensation costs had been determined based on the fair value of the options granted and then recognized ratably over the vesting period. The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model. Had compensation cost for the Company's stock-based compensation plan been determined under the fair value methodology for determining compensation cost under SFAS No. 123, the Company's net income
(loss) and income (loss) per share would have been as follows:

                                                      Three Months Ended            Nine Months Ended
                                                           September 30,              September 30,
                                                        2003           2002          2003           2002
                                                    ------------   -----------   ------------   -----------
Net income (loss) as reported                       $  (203,504)   $  (34,000)   $  (869,302)   $  (67,000)
Deduct: Total stock-based compensation
  expenses determined under fair value
  based method for all awards net of
  related tax effects                                         0             0            997         1,373
                                                    ------------   -----------   ------------   -----------
Pro forma                                           $  (203,504)   $  (34,000)   $  (869,302)   $  (68,373)
Net income (loss) per common share:
       As reported                                  $      (.02)   $     (.00)   $      (.08)   $     (.01)
       Pro forma                                    $      (.02)   $     (.00)   $      (.08)   $     (.01)

Fully diluted net income (loss) per common share:
       As reported                                  $      (.02)   $     (.00)   $      (.08)   $     (.01)
       Pro forma                                    $      (.02)   $     (.00)   $      (.08)   $     (.01)

NOTE 5.  NOTES PAYABLE

Notes payable at September 30, 2003 and December 31, 2002 consists of the following:

                                                                                  September 30,   December 31,
                                                                                      2003            2002
                                                                                  -------------   -------------
Note payable to bank in monthly installments of principal and interest at the
Bank's prime lending rate plus 2% per annum; due and payable on demand, secured by subsidiary stock, guaranteed by certain officers of the Company, the Chairman
of the Board of Directors, and other individuals                                  $  1,215,791    $  1,309,845
                                                                                  -------------   -------------

Term note payable to bank in monthly installments of $1,143 including interest at 9% per annum, due and payable on September 5, 2003, secured by certain
equipment, guaranteed by the Company as well as by an officer of the Company             7,214          11,220

Series of advances from an individual, accrues interest at 0% per annum, due and
payable on demand, unsecured                                                             7,525          26,908

Note payable to shareholder, accrues interest at 0% per annum, due and payable
on demand, unsecured                                                                         0           6,893
                                                                                  -------------   -------------
                                                                                  $  1,230,530    $  1,354,866
                                                                                  =============   =============

NOTE 6. STOCKHOLDERS' EQUITY

On August 29, 2003, the Company's Board of Directors approved a 1- for - 10 reverse stock split of its common stock, and approved and increase in the authorized shares of common stock from the present 20,000,000 shares to 100,000,000 shares on a post - split basis. The effective date of the reverse split has not been set.

NOTE 7. IMPAIRMENT CHARGE

In accordance with FAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets Standards of Financial Accounting and Reporting the Company reviewed the recoverability of the $537,750 long term note receivable. As a result of the debtor's significant adverse financial difficulties, the Company's management estimated the carrying value of the note receivable exceeded its fair value at June 30, 2003.

As a result of this review, the Company determined the note receivable was impaired and has written off the balance in its entirety. The Company has included the impairment cost of $537,750 as charge to operations during the quarter ended June 30, 2003.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets of the Company increased from $5,527,931 at December 31, 2002 to $12,090,479 at September 30, 2003, an increase of approximately $6,562,548. This increase was primarily due to an approximate $ 7,070,000 increase due to acquisition of PPD.

Liabilities increased from $5,260,540 at December 31, 2002 to $7,096,030 at September 30, 2003 primarily as a result of a corresponding increase in warehouse note payable to bank.

Stockholders' equity increased by approximately $4,722,849 from $267,391 at December 31, 2002 to $4,994,449 at September 30, 2003, resulting from the net acquisition of $7,070,000 of real property and improvements in September 2003 in exchange for cash, assumption of debt and issuance of equity. At September 30, 2003, the Company had liquid assets of $1,768,843 and liabilities of $2,392,819.

On August 29, 2003, the Company's Board of Directors approved a 1- for -10 reverse stock split of its common stock, and approved and increase in the authorized shares of common stock from the present 20,000,000 shares to 100,000,000 shares on a post - split basis. The effective date of the reverse stock split has not been set.

The Company believes the reverse split will help attract investors. While The Company anticipates that the adoption of the reverse stock split will result in an increase in the price per share of common stock outstanding after the reversed stock split, no assurances can be given that any increases in the price per share of its common stock will take subsequent to the reverse stock split. The price per share of The Company's common stock will be determined by market conditions and after the Reverse Stock Split may be less, more or equal to the price per share before the Reverse Stock Split.

After the reverse stock split, the percentage of outstanding shares each stockholder owns will remain unchanged (except for the elimination of fractional shares).

On July 30 2003, The Company sold 10,000,000 newly issued shares of its common stock in a private transaction to All American Companies, Inc., a Delaware corporation ("All American"), for an aggregate purchase price $300,000. In addition, All American purchased 3,674,709 shares of The Company's common stock from Mark Mendelson and Mark Glatz. Mr. Mendelson is the former Chairman of the Board of Directors and Chief Executive Officer of The Company and Mr. Glatz is a former director and the former Chief Financial Officer of The Company. If all conditions to the transaction are met, All American will own 68% of the outstanding shares of The Company's common stock, or 58% on a fully - diluted basis.

Under the terms of an escrow arrangement for both of the above transactions, All American is required to obtain by December 31, 2003, as amended, the release of certain personal guaranties and liens that were granted by certain shareholders of First Chesapeake in connection with The Company's credit facility with Royal bank of Pennsylvania. If All American fails to obtain such release by December 31, 2003 the 10,000,000 shares issued or issuable by First Chesapeake shall be canceled and the shares sold by Mr. Mendelson and Glatz shall be returned to them, in each case without refund of the purchase price. In addition, the issuance of 4,600,000 of the newly issued shares of common stock to All American is subject to the shareholder approval of the increase in the number of authorized shares of common stock described above.

All American Companies, Inc., has informed The Company that it intends to vote for approval of both the reverse stock split and the increase in authorized shares of common stock, so, assuming the conditions mentioned above are met, it is assured that both matters will be approved by the shareholders at the special meeting.

Comparison of the Nine Months Ended September 30, 2003 to the Nine Months Ended
-------------------------------------------------------------------------------
September 30, 2002
------------------

The Company incurred a net loss from operations of $869,302 for the nine months ended September 30, 2003 as compared to a net loss from operations of $67,000 for the same period in 2002. During the nine months ended June 30, 2003 the Company recognized an asset impairment charge of $537,750. In accordance with FAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets Standards of Financial Accounting and Reporting the Company reviewed the recoverability of a previously held $537,750 long term note receivable. As a result of the debtor's significant adverse financial difficulties, the Company's management estimated the carrying value of the note receivable exceeded its fair value at June 30, 2003.

Comparison Of The Three Months Ended September 30, 2003 To The Three Months
---------------------------------------------------------------------------
Ended September 30, 2002
------------------------

The Company incurred a net loss from operations of $203,504 for the three months ended September 30, 2003 as compared to a net loss from operations of $34,000 for the same period in 2002. This change arises from the elimination of $47,000 of goodwill expense as a result of adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142).

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

As a result of our operating losses of $ 869,302, adjusted for an asset impairment charge of $537,750, we have generated a cash flow deficit from operating activities of $400,046 through the first nine months of 2003. Cash flows used in investing activities was $96,679, representing the acquisition of new property and equipment. We met our cash requirements during this period through the issuance of $277,307 of notes payable and the sale of $3,000,000 of restricted common stock to an entity controlled by the Company's President and principal shareholder.

The Company funds its mortgage banking activities in part through warehouse lines of credit, and its ability to continue to originate and wholesale residential mortgages is dependent upon continued access to capital on acceptable terms. Borrowings under these lines are repaid with the proceeds received by the Company from the sale of the loans to institutional investors. The Company's committed warehouse lines at September 30, 2003 allowed the Company to borrow up to $6 million. The warehouse lines expire within the next nine months, but are generally renewable, however, no assurances are given that the Company can renew its warehouse lines or that such renewals can be made on equal or more favorable terms to the Company. The Company sells its originated and purchased loans, including all servicing rights, for cash to institutional investors, usually on a non-recourse basis, with proceeds applied to reduce corresponding warehouse lines outstanding.

Cash and cash equivalents at September 30, 2003 amounted to $216,042 as compared to $162,990 at December 31, 2002, or an increase of $53,052.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this Report, The Company carried out an evaluation, under the supervision and with the participation of it's management, including it's Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of The Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive and Chief Financial Officers concluded that The Company's disclosure controls and procedures are effective in timely alerting the The Company's management and the Chief Executive and Chief Financial Officers to material information required to be included in our periodic filings with the U.S. Securities and Exchange Commission.

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

ITEM 2. CHANGES IN SECURITIES

(a) NONE

(b) NONE

(c) On July 30, 2003, the Company issued 10,000,000 shares of restricted common stock to All American Companies, Inc. in exchange for $300,000. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

In September, 2003, the Company issued 2,000,000 shares of newly designated preferred stock, with an aggregate stated value of $2, 218,000, as partial consideration for real property and improvements acquired by the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

First Chesapeake Financial Corp. announced on August 14, 2003 that its board of Directors had elected certain new officers. The newly elected officers are:
Kautilya Sharma as Chairman and Chief Executive Officer; Victor Johnson as Chief Financial Officer and Treasurer; Utpal Dutta as the Chief Operating Officer and Secretary; Angela Corrado as Assistant Secretary. Bill Everslage will remain as President of First Chesapeake and its wholly owned subsidiary, Collateral One, Inc.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits      No.      Description
                           ---      -----------

                          99.1      Certification of Kautilya Sharma Pursuant to
                                    Section 906 of the Sarbanes-Oxley Act of
                                    2002 (filed herewith).

                           99.2     Certification of Bill Everlage Pursuant to
                                    Section 906 of the Sarbanes-Oxley Act of
                                    2002 (filed herewith).

                           99.3     Certification of Victor Johnson Pursuant to
                                    Section 906 of the Sarbanes-Oxley Act of
                                    2002 (filed herewith).

         (b) Reports on Form 8-K filed during the three months ended June 30, 2003.

                  On August 6, 2003 the Company filed a Current Report on Form 8-K dated July 30, 2003 reporting under Item 1, the change in control of the Registrant.

                  On August 19, 2003, the Company filed a Current Report on Form 8-K dated August 13, 2003, reporting under Item 5, the appointment of the Company's new officers

                  On September 15, 2003, the Company filed a Current Report on Form 8-K dated August 29, 2003, reporting under Item 5, the Company's Board of Director approval of a one(1) for ten (10) reverse common stock split and the increase in the Company's authorized common stock from 20,000,000 shares to 100,000,000 shares.

                  On September 24, 2003, the Company filed a Current Report on Form 8-K dated September 8, 2003 , reporting under Item 5, the Company's agreement to acquire one hundred percent (100%) of the issued and outstanding membership interests in Professional Property Developers, LLC, a West Virginia limited liability company that owns a 27,000-square-foot, multi-tenant commercial building and an additional seven-plus acres of ready-to-be-developed commercial land in Teayes Valley, West Virginia

                  On September 30, 2003, the Company filed a Current Report on Form 8-K dated September 26, 2003, reporting under Item 5, the Company's agreement to acquire All American's wholly-owned subsidiary, First Chesapeake International Services, Inc., a Cayman Islands corporation ("FCIS"), the parent company of iShiva Back Office Services Private Limited, an Indian Corporation, for 25 million shares of First Chesapeake's post-reverse stock split common stock. When the acquisition is completed, FCIS and its wholly-owned subsidiary, iShiva Back Office Services Private Limited, will become wholly-owned subsidiaries of First Chesapeake.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

FIRST CHESAPEAKE FINANCIAL CORPORATION, Registrant

Date:
November 18, 2003                       By: /s/Kautilya Sharma
                                            ------------------------------------
                                            Chief Executive Officer

                                        By: /s/Bill Everlage
                                            ------------------------------------
                                            President

                                        By: /s/Victor Johnson
                                            ------------------------------------
                                            Chief Financial Officer

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kautilya Sharma, Chief Executive Officer and Chairman of First Chesapeake Financial Corporation, certify that:

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

/s/Kautilya Sharma
---------------------------------------
Chief Executive Officer and Chairman
Dated: November 18, 2003

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bill Everlage, President of First Chesapeake Financial Corporation, certify that:

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

/s/ Bill Everslage
---------------------------------------
Bill Everlage
President
Dated: November 18, 2003

    CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Victor Johnson, Chief Financial Officer of First Chesapeake Financial Corporation, certify that:

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

/s/Victor Johnson
---------------------------------------
Chief Financial Officer
Dated: November  18, 2003